Form 10-Q
period 2006-03-31
Innovive Pharmaceuticals, Inc.
filed 2006-06-19
CIK 1337223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-51534

INNOVIVE PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	74-3123261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Madison Avenue, 25th Floor, New York, New York 10022

(Address of principal executive offices, including zip code)

(212) 716-1810

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 15, 2006, there were 3,560,000 shares of Registrant’s common stock outstanding.

Pursuant to Rule 13a-13, Innovive Pharmaceuticals, Inc. is filing this Quarterly Report on Form 10-Q within 45 days of the effectiveness of its Registration Statement on Form 10, which was May 5, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,518	$133,594
Other current assets	13,600	14,564

Total Current Assets	119,118	148,158

Office equipment, net of accumulated depreciation of $12,377 and $8,840	68,159	67,552
Other Assets	200,175	284,595

TOTAL ASSETS	$387,452	$500,305

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$608,632	$1,061,367
Note payable – related party	3,747,000	350,000
Senior convertible notes, net of debt discount of $191,429 and $127,619	2,186,175	2,122,365
Accrued interest – related party	108,401	23,284
Accrued interest – senior notes	84,143	56,404
Warrant liability	676,194	573,967

TOTAL CURRENT LIABILITIES	7,410,545	4,187,387

Note payable – related party	—	1,397,000
Accrued interest – related party	—	49,769

TOTAL LIABILITIES	7,410,545	5,634,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $0.001 par value: 5,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock; $0.001 par value: 25,000,000 shares authorized, 3,560,000 shares issued and outstanding	3,560	3,560
Additional paid-in capital	844,672	1,050,961
Deferred compensation	—	(135,092)
Deficit accumulated in the development stage	(7,871,325)	(6,053,280)

Total Stockholders’ deficiency	(7,023,093)	(5,133,851)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$387,452	$500,305

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	Period from March 24, 2004 (inception) to March 31, 2006
OPERATING EXPENSES
Research and development	$1,077,118	$654,778	$4,874,099
General and administrative	564,791	189,611	2,420,949

Total Operating Expenses	1,641,909	844,389	7,295,048

LOSS FROM OPERATIONS	(1,641,909)	(844,389)	(7,295,048)

INTEREST INCOME	1,165	—	17,382

INTEREST EXPENSE (includes amortization of debt discount and change in fair value of warrant liability)	(177,301)	(5,452)	(593,659)

NET LOSS	$(1,818,045)	$(849,841)	$(7,871,325)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.51)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	3,560,000	3,002,100

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements Of Changes In Stockholders’ Deficiency

For The Three Months Ended March 31, 2006 and Period From March

24, 2004 (Inception) To December 31, 2005

(UNAUDITED)

	Common Stock		Stock Subscription Receivable	Additional Paid- In Capital	Deferred Compensation	Deficit Accumulated in the development stage	Total
	Shares	Amount
Issuance of common stock to founders and officer at $.001 per share	3,002,100	$3,002	$(3,002)				$—
Net loss						(374,341)	(374,341)

Balance, December 31, 2004	3,002,100	3,002	(3,002)	—	—	(374,341)	(374,341)

Issuance of common stock to officers at $.001 per share	157,900	158	(158)	173,690	(173,690)		—
Payments received for stock subscriptions			3,160				3,160
Amortization of deferred stock-based compensation					38,598		38,598

Shares issued in connection with license agreement at $3.96 per share	200,000	200		791,600			791,800

Shares issued in connection with license agreement held in escrow	200,000	200					200

Stock-based compensation to consultants				85,671			85,671
Net loss						(5,678,939)	(5,678,939)

Balance, December 31, 2005	3,560,000	3,560	—	1,050,961	(135,092)	(6,053,280)	(5,133,851)

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements Of Changes In Stockholders’ Deficiency

For The Three Months Ended March 31, 2006 and Period From March

24, 2004 (Inception) To December 31, 2005

(UNAUDITED)

	Common Stock		Stock Subscription Receivable	Additional Paid- In Capital	Deferred Compensation	Deficit Accumulated in the development stage	Total
	Shares	Amount
Reclassification of deferred stock-based compensation to employees				(135,092)	135,092		—
Amortization of deferred stock-based employee compensation				14,474			14,474
Reclassification of stock-based compensation to consultant				(85,671)			(85,671)
Net loss						(1,818,045)	(1,818,045)

Balance, March 31, 2006	3,560,000	$3,560	$—	$844,672	$—	$(7,871,325)	$(7,023,093)

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	Period from March 24, 2004 (inception) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,818,045)	$(849,841)	$(7,871,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Depreciation and amortization	3,536	781	12,376
Amortization of stock-based compensation to consultants	55,490	—	141,161
Amortization of stock-based compensation to employees	14,474	—	53,072
Stock issued in connection with license agreement	—	—	792,000
Amortization of debt discount	63,810	—	191,429
Amortization of debt issuance costs	89,338	—	268,064
Change in fair value of warrant liability	(38,934)	—	(58,379)
Changes in operating assets and liabilities:
(Increase)/Decrease in other current assets	964	—	(13,600)
Increase in other assets	(4,917)	(105,969)	(110,886)
Increase/(Decrease) in accounts payable and accrued expenses	(452,735)	689,521	608,631
Increase in warrant liability	—	—	171,675
Increase in accrued interest payable	63,087	5,452	192,544

Net Cash Used In Operating Activities	(2,023,932)	(260,056)	(5,503,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(4,144)	(11,484)	(80,535)

Net Cash Used In Investing Activities	(4,144)	(11,484)	(80,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	2,000,000	250,000	3,627,000
Proceeds from senior convertible notes	—		2,249,984
Proceeds from subscriptions receivable	—		3,160
Payments for debt issuance costs	—	—	(190,853)

Net Cash Provided By Financing Activities	2,000,000	250,000	5,689,291

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,076)	(21,540)	105,518
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	133,594	22,734	—

CASH AND CASH EQUIVALENTS - END OF YEAR	$105,518	$1,194	$105,518

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued to officers in exchange for subscriptions receivable			$173,690

Value of warrants allocated to senior convertible notes			$255,238

Value of warrants issued to the placement agent in connection with senior convertible notes			$166,499

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:

Innovive Pharmaceuticals, Inc. (“Innovive” or the “Company”) was incorporated in the State of Delaware on March 24, 2004. Innovive is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s current licensed compounds target the treatment of cancer, conditions stemming from the abnormal regulation of cell growth and other immunological diseases.

Basis of presentation:

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, acquiring a license for its pharmaceutical compound, performing business and financial planning and raising funds through the issuance of notes payable, and it has not generated any revenues. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Form 10. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Form 10.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2006, the Company incurred a net loss of $1,818,045 and it had a loss from inception through March 31, 2006 of $7,871,325 and a stockholders’ deficiency as of March 31, 2006 of $7,023,093. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock –Based compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment”, revising Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company has not issued any employee options through March 31, 2006. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, the Company is required to recognize compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date. The Company reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon adoption of SFAS 123R. The impact of adoption was not material.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Business, basis of presentation and summary of significant accounting policies (concluded):

Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The initial non-cash charge to operations for non-employee options with vesting periods are adjusted to the fair value at the end of each reporting period and amortized to consulting expense until such options vest. As of March 31, 2006 there was approximately $183,000 of unamortized consulting expense associated with the unvested options; this amount will be revalued at each reporting period and amortized to operations through September 2008.

The Company has valued the options using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.79%
Volatility	71.56%
Lives in years	6.25
Dividend yield	0%

Volatility was calculated based on industry comparables.

Accounting for warrants issued with convertible debt:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, the Company has classified the fair value of all vested warrants and options issued to non-employees as a liability. The fair value of all vested warrants and options, determined using a Black-Scholes option pricing model for each individual security, outstanding as of March 31, 2006 was $676,194 and is included in warrant liability in the condensed balance sheet. Such warrants and options will be re-measured at each reporting period and the gain or loss from the change in fair value of the warrant liability will be included in operations.

Earnings (loss) per common share:

“Basic” earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during each period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of March 31, 2006 there were 140,976 warrants and 94,800 stock options outstanding which are potentially dilutive. As of March 31, 2005 there were no warrants or options outstanding

Note 2 - Note payable - related party:

In June 2004, the Company entered into an open-ended future advance promissory note agreement whereby Paramount Biocapital Investments, LLC or one or more of its affiliates (“Paramount”), agreed to advance funds for obligations arising out of the operations of Innovive’s business. Each individual note accrues interest at a fixed rate equal to 5% per annum and becomes payable upon the earlier of two years from the date of issuance of the note or the date on which Innovive enters into certain specified financing transactions. During the three months ended March 31, 2006 the Company borrowed $2,000,000. Interest expense totaled $35,348 for the three months

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Note payable - related party (concluded):

ended March 31, 2006 and $73,053 and $108,401 for the periods from March 24, 2004 (Inception) to December 31, 2005 and March 31, 2006, respectively. The amount due Paramount, including accrued interest, was $3,855,401 and $1,820,053 as of March 31, 2006 and December 31, 2005, respectively.

Note 3 - Administrative services:

The Company pays monthly fees for administrative services of $600 to Paramount. Administrative service fees were $1,800 for the three months ended March 31, 2006 and were $13,200 and $15,000 for the periods from March 24, 2004 (Inception) to December 31, 2005 and March 31, 2006, respectively.

A director of the Company, another director who is also the Company’s Secretary, and the Company’s Treasurer, are also full-time employees of either Paramount or its affiliates. The Company does not pay any compensation to them for their services as directors or officers of the Company.

Note 4 - Stock option plan:

In March 2004, Innovive established the 2004 Stock Option Plan (the “Plan”), which provides for the granting of up to 925,000 options to officers, directors, employees and consultants for the purchase of common stock through March 2014. The options will have a maximum term of ten years, vest over a period to be determined by the Company’s Board of Directors and have an exercise price at or above fair market value. No employee options have been issued as of March 31, 2006.

As of March 31, 2006, options issued to a consultant for the purchase of 94,800 shares at $1.10 per share were outstanding and will expire in October 2015. Warrants issued to consultants and in connection with the senior convertible notes for the purchase of 140,967 shares at from $2.97 to $4.35 per share were outstanding and will expire from June 2012 to February 2013.

Note 5 – Subsequent events:

As of June 15, 2006, the Company received an additional $1,540,000 under the future advance promissory note issued by Paramount and an entity related to the sole shareholder of Paramount to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1- Risks Associated with Our Business” in our Registration Statement on Form 10 and “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our current pharmaceutical technologies, INNO-105, INNO-305 and INNO-406, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2008, INNO-305 until the first half of 2009 or INNO-105 until the second half of 2009. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates, INNO-105, INNO-305 and INNO-406, will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through March 31, 2006, our major source of working capital has been proceeds from a private sale in June 2005 of our senior convertible promissory notes and advances from a related party under the future advance promissory note.

Need for Operating Funds

To date, we have not generated any revenues from operations. At March 31, 2006, we had cash on hand of $105,518. We expect to continue to incur losses for the foreseeable future. As a result of our financial position, we have received a “going concern” opinion from our auditors on their audit of our financial statements as of December 31, 2005. We will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows.

Lack of Revenue

We had not generated any revenue from any source through March 31, 2006 and we do not expect to generate revenue within the foreseeable future. We might never be able to generate revenue. None of our existing product candidates is expected to be commercially available until 2008 at the earliest, if at all.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 1 to the condensed financial statements included in this report. The following accounting policies are critical to fully understanding and evaluating our financial results.

Research and Development Expense

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of our licensed pharmaceutical candidates. These costs include fees paid to consultants and outside service providers for drug manufacture and development, legal expenses and other expenses. We expense our research and development costs as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ from these estimates under different assumptions or conditions.

Accounting for Stock-Based Compensation

We account for restricted common stock issued to our employees using the fair value method of Statement of Financial Accounting Standards, or SFAS No. 123(R), “Accounting for Stock-Based Compensation and Related Interpretations,” or SFAS 123(R). In determining the fair value of the shares of restricted stock we issued in 2005, we considered, among other factors, (1) the advancement of our technology, (2) our financial position and (3) the fair value of our common stock as determined in arm’s-length transactions. Our results include non-cash compensation expense as a result of the issuance of the restricted common stock utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant, particularly if our stock price increases.

We account for stock options granted to non-employees on a fair value basis in accordance with SFAS 123(R), “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any options issued to non-employees are recorded in the financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of the options.

We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were exercisable into an indeterminable number of common shares, we have determined that under the guidance of EITF 00-19, we could not conclude that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, we have classified the fair value of all vested warrants and options issued to non-employees as a liability. The fair value of all vested warrants and options, determined using a Black-Scholes option pricing model for each individual security, outstanding as of March 31, 2006 was $676,194 and is included in warrant liability in the accompanying condensed balance sheet. Such warrants and options will be re-measured at each reporting period and the gain or loss from the change in fair value of the warrant liability will be included in operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, revising SFAS No. 123 (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. We have not issued any employee options through March 31, 2006. We adopted SFAS 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, we are required to recognize compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date. We reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon adoption of SFAS 123R. The impact of adoption was not material.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Research and development expense. For the three months ended March 31, 2006, research and development expense was $1,077,118 as compared to $654,778 for the three months ended March 31, 2005. The increase was primarily due to the addition of two products licensed in December 2005.

General and administrative expense. For the three months ended March 31, 2006, general and administrative expense was $564,791 as compared to $189,611 for the three months ended March 31, 2005. The increase was due primarily to the cost associated with several new employees hired subsequent to March 31, 2005.

Interest expense. For the three months ended March 31, 2006, interest expense was $177,301 as compared to $5,452 for the three months ended March 31, 2005. The increase was due to the increase in borrowings related to the future advance promissory note issued to Paramount, the issuance of the 5% senior convertible notes in June 2005, amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability.

Net loss. Net loss for the three months ended March 31, 2006 was $1,818,045 as compared to $849,841 for the three months ended March 31, 2005. The increase in net loss was attributable to the research related to INNO-105, INNO-305 and INNO-406, and general and administrative expenses related to increase headcount.

Liquidity and Capital Resources

From inception to March 31, 2006, we have incurred an aggregate net loss of $7,821,325, primarily as a result of expenses incurred through a combination of acquisition costs related to INNO-105, INNO-305 and INNO-406, research and development activities related to INNO-105 and expenses supporting those activities.

Under the terms of our license agreement with Penn State Research Foundation (“PSRF”) for INNO-105, we will be obligated to make 10 milestone payments in the aggregate amount of $26,750,000 to PSRF if we achieve all of those clinical and regulatory milestones. We also must pay $100,000 a year to the Pennsylvania State University College of Medicine pursuant to a sponsored research agreement that runs for the term of the PSRF license agreement. In addition, we may be obligated to pay to Sloan-Kettering Institute for Cancer Research (“SKI”) an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which will be December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of INNO-305 and INNO-406, we will be obligated to make clinical and regulatory milestone payments in the aggregate amount of $6,600,000 for INNO-305 and $13,350,000 for INNO-406, pursuant to the terms of their respective license agreements. We intend to fund these payments by raising capital, which will be dependent on the success of our testing of INNO-105, INNO-305 and INNO-406 and any other technologies we might acquire at each stage.

We have financed our operations since inception through debt financing. From inception through March 31, 2006, we had a net increase in cash of $105,518. This increase primarily resulted from net cash provided by financing activities of $5,689,291, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005. The increase in cash provided by financing activities was offset by net cash used in operating activities of $5,503,238 and net cash used in investing activities of $80,535 for the period from inception to March 31, 2006. We will continue to fund operations from cash on hand and borrowings. The senior convertible promissory notes mature on June 28, 2006. However, we have the option to extend the maturity of the notes, at a less favorable interest rate, to June 28, 2007.

The significant operating and capital expenditures for product licensing and development for INNO-105, INNO-305 and INNO-406 and any future products, including pre-clinical trials and FDA-approved clinical trials, will require additional funding. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.

We will need to raise additional financing to fund our operations during 2006. We will need additional financing thereafter until we can achieve profitability, if ever.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1 – Risks Associated with Our Business” in our Registration Statement on Form 10.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in this report include, among others: the cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on a limited number of pharmaceutical products in development, the uncertainty of their development and, if developed, the uncertainty of market acceptance of those products; the uncertainty of obtaining, and our dependence on, third parties to manufacture and sell our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing the reasonable assurance discussed above.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, we issued a warrant to purchase 54,967 shares of our common stock to an individual who acted as a finder in connection with the in-licensing of INNO-406. The warrant has an exercise price of $2.97 per share. The warrant is immediately exercisable and will terminate in February 2013. This transaction was exempt under Section 4(2) of the Securities Act.

Item 6. Exhibits

Incorporated by Reference to
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.

Date: June 16, 2006	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer