Form 10-Q
period 2006-06-30
Innovive Pharmaceuticals, Inc.
filed 2006-08-15
CIK 1337223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 11, 2006, there were 9,147,068 shares of Registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,395,585	$133,594
Other current assets	66,100	14,564

Total current assets	12,461,685	148,158

Office equipment, net of accumulated depreciation of $16,065 and $8,840	67,525	67,552
Other assets	105,969	284,595

TOTAL ASSETS	$12,635,179	$500,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,917,787	$1,061,367
Note payable – related party	—	350,000
Senior convertible notes, net of debt discount of $0 and $127,619	—	2,122,365
Accrued interest – related party	—	23,284
Accrued interest – senior notes	—	56,404
Warrant liability	—	573,967

TOTAL CURRENT LIABILITIES	1,917,787	4,187,387

Note payable – related party	—	1,397,000
Accrued interest – related party	—	49,769

TOTAL LIABILITIES	1,917,787	5,634,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Series A convertible preferred stock; $0.001 par value: 10,000,000 shares authorized, 5,587,068 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	21,143,059	—
Common stock; $0.001 par value: 25,000,000 shares authorized, 3,560,000 shares issued and outstanding	3,560	3,560
Additional paid-in capital	3,142,952	1,050,961
Deferred compensation	—	(135,092)
Deficit accumulated in the development stage	(13,572,179)	(6,053,280)

Total stockholders’ equity (deficiency)	10,717,392	(5,133,851)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$12,635,179	$500,305

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 24, 2004 (inception) to June 30, 2006
	2006	2005	2006	2005
OPERATING EXPENSES
Research and development	$3,148,220	$179,246	$4,225,337	$834,024	$8,022,318
General and administrative	740,357	465,597	1,305,148	655,208	3,161,306

Total operating expenses	3,888,577	644,843	5,530,485	1,489,232	11,183,624

LOSS FROM OPERATIONS	(3,888,577)	(644,843)	(5,530,485)	(1,489,232)	(11,183,624)

INTEREST INCOME	8,878	—	10,044	—	26,260

INTEREST EXPENSE (includes amortization of debt discount, charge for beneficial conversion feature and change in fair value of warrant liability)	(1,012,191)	(17,783)	(1,189,493)	(23,235)	(1,605,850)

NET LOSS	(4,891,890)	(662,626)	(6,709,934)	(1,512,467)	(12,763,214)
Imputed preferred stock dividends	(808,965)	—	(808,965)	—	(808,965)

Net loss applicable to common shares	$(5,700,855)	$(662,626)	$(7,518,899)	$(1,512,467)	$(13,572,179)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.55)	$(0.21)	$(2.08)	$(0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	3,682,793	3,096,146	3,621,736	3,049,383

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements Of Changes In Stockholders’ Equity (Deficiency)

For The Six Months Ended June 30, 2006 and Period From March

24, 2004 (Inception) To June 30, 2006

(UNAUDITED)

	Common Stock		Preferred		Stock Sub- scription Receivable	Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock to founders and officer at $.001 per share	3,002,100	$3,002		$—	$(3,002)	$—	$—	$—	$—

Net loss								(374,341)	(374,341)

Balance, December 31, 2004	3,002,100	3,002			(3,002)	—	—	(374,341)	(374,341)

Issuance of common stock to officers at $.001 per share	157,900	158			(158)	173,690	(173,690)

Payments received for stock subscriptions					3,160				3,160

Amortization of deferred stock-based compensation							38,598		38,598

Shares issued in connection with license agreement at $3.96 per share	200,000	200				791,600			791,800

Shares issued in connection with license agreement held in escrow	200,000	200							200

Stock-based compensation to consultants						85,671			85,671

Net loss								(5,678,939)	(5,678,939)

Balance, December 31, 2005	3,560,000	3,560	—	—	—	1,050,961	(135,092)	(6,053,280)	(5,133,851)

Reclassification of deferred stock-based compensation to employees						(135,092)	135,092		—
Amortization of deferred stock-based employee compensation						28,948			28,948
Charge for shares released from escrow in connection with license agreement						792,000			792,000

Preferred stock issued at $3.96 per share, net of expenses			3,414,464	12,518,668					12,518,668

Conversion of note payable-related party debt (including accrued interest) to Series A convertible preferred stock at $3.96 per share			1,376,518	5,451,011					5,451,011

Conversion of note payable-related party debt (including accrued interest) to Series A convertible preferred stock at $3.96 per share			796,086	2,364,415					2,364,415

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)						788,086			788,086

Imputed dividends from beneficial conversion feature attributable to preferred stock				808,965				(808,965)	—
Reclassification of warrant liability upon conversion of senior convertible notes						618,049			618,049

Net loss								(6,709,934)	(6,709,934)

Balance, June 30, 2006	3,560,000	$3,560	5,587,068	$21,143,059	$—	$3,142,952	$—	$(13,572,179)	$10,717,392

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	Period from March 24, 2004 (inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,709,934)	$(1,512,467)	$(12,763,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	20,000	120,000
Non cash interest expense	937,072		937,072
Depreciation and amortization	7,225	2,437	16,065
Amortization of stock-based compensation to consultants	97,904	9,649	183,575
Amortization of stock-based compensation to employees	28,948	—	67,545
Stock issued in connection with license agreement	792,000	—	1,584,000
Amortization of debt discount	127,619	—	255,238
Amortization of debt issuance costs	178,625	—	357,351
Change in fair value of warrant liability	(53,823)	—	98,408
Changes in operating assets and liabilities:
(Increase)/Decrease in other current assets	4,354	—	(10,210)
Increase in other assets	—	(105,969)	(105,969)
Increase in accounts payable and accrued expenses	856,420	51,516	1,917,787
Increase in accrued interest payable	—	23,235	129,457

Net Cash Used In Operating Activities	(3,733,590)	(1,511,599)	(7,212,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(7,199)	(30,255)	(83,591)

Net Cash Used In Investing Activities	(7,199)	(30,255)	(83,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	3,540,000	1,377,000	5,167,000
Proceeds from senior convertible notes	—	2,249,984	2,249,984
Proceeds from Series A preferred financing (excluding amount held in escrow)	12,462,780	—	12,474,788
Proceeds from subscriptions receivable	—	—	3,160
Payments for debt issuance costs	—	(209,713)	(202,861)

Net cash provided by financing activities	16,002,780	3,417,271	19,692,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,261,991	1,875,417	12,395,585
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	133,594	22,734	—

CASH AND CASH EQUIVALENTS - END OF YEAR	$12,395,585	$1,898,151	$12,395,585

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	—	—	$173,690

Value of warrant liability allocated to senior convertible notes	—	—	$360,798

Supplemental Schedule of Non-Cash Investing and Financing Activities (continued):

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	Period from March 24, 2004 (inception) to June 30, 2006
Conversion of note payable –related party debt to Series A convertible preferred stock	$5,451,011	—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$2,364,415	—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$808,965	—	$808,965

Value of warrant liability allocated to consultant	—	—	$159,347

Value of stock option liability allocated to consultant	—	—	$183,575

Reclassification of warrant liability to additional paid-in capital	$618,049	—	$618,049

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

Basis of presentation:

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, acquiring licenses for its pharmaceutical compound portfolio, performing business and financial planning and raising funds through the issuance of notes payable and preferred stock. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s registration statement on Form 10 filed on April 20, 2006. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Form 10.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three and six months ended June 30, 2006, the Company incurred a net loss of $4,891,890 and $6,709,934, respectively. The Company has an accumulated deficit from March 24, 2004 (Inception) through June 30, 2006 of $13,572,179. Although the Company had cash and cash equivalents of $12,395,585 at June 30, 2006, management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock –Based compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment”, revising Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, the Company is required to recognize compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted employee options that remained outstanding as of the adoption date. The Company reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon adoption of SFAS 123(R), but did not have to restate its prior period financial statements. The Company measures the fair value of employee options using the Black-Scholes pricing model.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1 -	Business, basis of presentation and summary of significant accounting policies (continued):

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for

Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, such options are adjusted to fair value at the end of each reporting period until such options vest and the fair value of the options is amortized to consulting expense over the related vesting period. As of June 30, 2006, there was approximately $222,000 of unamortized consulting expense associated with the unvested non-employee options; this amount will be revalued at each reporting period and amortized to operations through June 2009.

For the purpose of valuing options and warrants granted to employees and non-employees during the six months ended June 30, 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.79%-5.11%
Volatility	69.75%-71.56%
Lives in years	5.00-7.00
Dividend yield	0%

Volatility was calculated based on industry comparables at the date of grant.

Accounting for warrants issued with convertible debt and preferred stock:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, the Company had classified the fair value of all vested warrants and options issued to non-employees as a liability.

On June 29, 2006 in connection with the private placement of Series A Preferred Shares (See Note 5), the senior convertible notes were converted into 796,086 shares of Series A preferred stock and an additional 140,883 warrants were issued in association with such senior convertible notes. Accordingly, since the financial instrument which prevented the Company from concluding whether it had sufficient authorized and unissued shares to net-share settle any warrants and options to non-employees is no longer outstanding, the fair value of the liability for all vested warrants and options issued to non-employees of $618,049 as of that date was reclassified from warrant liability to additional paid-in capital within the condensed balance sheet as of June 30, 2006.

Furthermore, on June 29, 2006 in connection with the private placement of Series A Preferred Shares, the contingent beneficial conversion feature on the senior convertible notes totaling $788,086 (including accrued interest) was charged to interest expense and recorded to additional paid-in capital within the condensed financial statements as of June 30, 2006.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1 -	Business, basis of presentation and summary of significant accounting policies (concluded):

Earnings (loss) per common share:

“Basic” earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during each period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of June 30, 2006, there were 839,397 warrants and stock options outstanding which are potentially dilutive. Furthermore, due to the lack of a required dividend and the full voting rights associated with the Series A convertible preferred stock sold on June 29, 2006, the Company’s weighted-average outstanding share amounts include the effect on the weighted average shares outstanding of 5,587,068 shares of Series A Preferred convertible stock that were issued on June 29, 2006 and outstanding and convertible into an equivalent number of shares of common stock as of June 30, 2006. As of June 30, 2005, there were outstanding warrants for an aggregate of 140,883 shares in connection with the senior convertible notes. At June 30, 2005, there were no options or preferred shares outstanding.

Note 2 -	Note payable - related party:

In June 2004, the Company entered into an open-ended future advance promissory note agreement whereby Paramount Biocapital Investments LLC or one or more of its affiliates (“Paramount”), agreed to advance funds for obligations arising out of the operations of Innovive’s business. Paramount is solely owned by a significant stockholder of Innovive. Additionally, in April 2006, the Company entered into an open-ended future advance promissory note agreement whereby an entity related to the sole shareholder of Paramount agreed to advance funds in a similar manner. Each individual future advance promissory note accrued interest at a fixed rate equal to 5% per annum and was payable upon the earlier of two years from the date of issuance of the note or the date on which Innovive entered into certain specified financing transactions. During the six months ended June 30, 2006 the Company borrowed an aggregate principal amount of $3,540,000 under these future advance promissory notes. Interest expense pursuant to the future advance promissory note agreements totaled $55,610 and $90,958 and $164,011 for the three and six months ended June 30, 2006, and the period from March 24, 2004 (Inception) to June 30, 2006, respectively.

On June 29, 2006, in connection with the private placement of Series A Preferred shares (see Note 5), the aggregate amount of principal and accrued interest under the future advance promissory note due to Paramount totaling $4,073,390 automatically converted into 1,028,634 shares of Series A convertible preferred stock at fair value. Additionally, the aggregate amount of principal and accrued interest under the future advance promissory note due to the entity related to the sole shareholder of Paramount totaling $1,377,621 automatically converted into 347,884 shares of Series A convertible preferred stock.

Note 3 -	Administrative services- related party:

The Company pays monthly fees for administrative services of $600 to Paramount.

Two directors of the Company and the Company’s Treasurer are also full-time employees of either Paramount or its affiliates. As of June 30, 2006, the Company has not paid any compensation to them for their services as directors or officers of the Company.

Note 4 -	Stock option plan and warrants-related party:

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

In connection with the June 2005 senior convertible note financing, a total of 55,656 warrants at an exercise price of $4.36 were issued to the designees of the placement agent (“Paramount BioCapital”) of the senior convertible notes financing. Paramount BioCapital is solely owned by a significant shareholder of Innovive. These warrants expire in June 2012. As of June 30, 2006, none of these placement warrants have been exercised.

In October 2005, 94,800 options were issued to a consultant to purchase shares with an exercise price of $1.10 per share and will expire in October 2015. As a result of adjusting these options to fair value in accordance with EITF No. 96-18, the Company recorded charges to the statement of operations, net of amortization, of $42,414 and $97,904 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, none of these options have been exercised.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 4 -	Stock option plan and warrants-related party (concluded):

In February 2006, 54,967 warrants were issued to a consultant with a strike price of $2.97 and will expire in February 2013. As a result of adjusting these warrants to fair value in accordance with EITF No. 00-19, the Company reduced expenses charged to the statement of operations in the amounts of $4,653 and $12,328 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, none of these warrants have been exercised.

On June 29, 2006, in connection with the private placement of Series A convertible preferred shares (see Note 5), 341,446 warrants at an exercise price of $4.36 were issued to the co-placement agents of the private placement, of which 200,795 warrants were issued to designees of Paramount BioCapital. These warrants expire in June 2013. As of June 30, 2006, none of these placement warrants have been exercised.

At June 30, 2006, there were warrants outstanding for the purchase of a total of 537,296 shares.

On June 29, 2006, 177,301 options were issued to employees of Innovive (including 156,301 options to the CEO) and 30,000 options were issued to consultants. Using the Black-Scholes valuation model, the fair value of these options was $2.79 per share or a total of $526,584. All of these options have an exercise price of $3.96 and expire in June 2016. As of June 30, 2006, none of these options have been exercised.

A summary of the status of the Company’s stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	June 30, 2006		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
	Shares	Weighted average exercise price
Outstanding at December 31, 2005	94,800	$1.10	$—	—

Granted	207,301	3.96	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2006	302,101	$3.06	$271,128	9.81
Options exercisable at June 30, 2006	—	$—	$—	—

As of June 30, 2006, there was approximately $494,000 of unamortized compensation expense relating to unvested stock options granted to several employees in June 2006. The weighted average period over which the expense is expected to be recognized is 1.2 years.

Note 5 -	Private Placement:

On June 29, 2006, Innovive raised gross proceeds of $13,521,277 ($12,518,668 net of offering expenses) through the private placement (“Private Placement”) of 3,414,464 shares of its $.001 par value Series A convertible preferred stock at a sale price of $3.96 per share. The Series A convertible preferred stock has no required dividend. Each share of Series A convertible preferred stock is convertible into one share of common stock. Innovive is required to file a registration statement for the common shares underlying the Series A convertible preferred shares with the SEC no later than August 28, 2006. Such registration statement was filed with the SEC on August 7, 2006 and declared effective on August 10, 2006. Upon the effectiveness of such registration statement with the SEC, all shares of Series A convertible preferred stock will automatically convert into common shares. In the event that Innovive does not file such registration statement or if it is not declared effective by the SEC within a 120-150 day time period (depending on certain factors), a one percent liquidated

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 5 -	Private Placement (concluded):

damages payment based on the investment amount will be made to the Series A investors for every 30-day period that the Company is in default of this provision, not to exceed an aggregate liquidated damage totaling twelve percent. In connection with the Private Placement, a total of 341,446 warrants with an exercise price of $4.36 and an expiration date of June 29, 2013 to purchase common shares were issued to the designees of the co-placement agents of the Private Placement, resulting in an imputed preferred stock dividend. The Company valued the warrants at fair value using a Black-Scholes pricing model resulting in an imputed dividend payable of $808,965 which was recorded to deficit accumulated in the development stage with a corresponding increase of preferred stock within the condensed balance sheet as of June 30, 2006.

As a result of the Private Placement, senior convertible notes issued by the Company in June 2005 with an aggregate amount of principal and accrued interest of $2,364,415 were automatically converted into 796,086 shares of Series A convertible preferred stock at a conversion price of $2.97 per share. In addition, the purchasers of the senior convertible notes received 85,227 warrants to purchase shares of common stock at an exercise price of $4.36 per share. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the condensed balance sheet as of June 30, 2006. Additionally, 55,656 warrants to purchase common shares were issued to the placement agent of the senior convertible notes at an exercise price of $4.36 per share. Furthermore, as a result of the private placement there was a beneficial conversion feature totaling $788,086 for the senior convertible notes including accrued interest that was charged to interest expense and recorded to additional paid-in capital on June 29, 2006.

Additionally, as a result of the Private Placement, the aggregate principal and accrued interest totaling $5,451,011 from future advance promissory notes issued to Paramount in June 2004 and an entity related to the sole shareholder of Paramount in April 2006 were automatically converted into an aggregate of 1,376,518 shares of Series A convertible preferred stock at a conversion price of $3.96 per share. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the condensed balance sheet as of June 30, 2006. This financing arrangement is more fully described in Note 2 within these condensed financial statements.

Note 6 -	Subsequent Events:

On August 10, 2006, all of the Company’s outstanding shares of Series A convertible preferred stock converted on a one-for-one basis into 5,587,068 shares of common stock upon the effectiveness of the Company’s registration statement on Form S-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “ Item 1- Risks Associated with Our Business” in our Registration Statement on Form 10, under “Risk Factors” in our Registration Statement on Form S-1 and under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our current pharmaceutical technologies, INNO-105, INNO-305 and INNO-406, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2008, INNO-305 until the first half of 2009 or INNO-105 until the second half of 2009. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates, INNO-105, INNO-305 and INNO-406, will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through June 30, 2006, our major sources of working capital have been proceeds from a private sale in June 2005 of our senior convertible promissory notes, advances from a related party under future advance promissory notes, and the June 2006 private placement of our Series A convertible preferred stock.

Need for Operating Funds

At June 30, 2006, we had cash on hand of $12,395,585, consisting mainly of net proceeds received from the private placement of our Series A convertible preferred stock. We expect to continue to incur losses for the foreseeable future. As a result of our financial position, we have received a “going concern” opinion from our auditors on their audit of our financial statements as of December 31, 2005. As a result of the private placement of Series A convertible preferred stock on June 29, 2006, we believe that our cash on hand will sustain our operations through March 2007. Thereafter, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows.

Lack of Revenue

We had not generated any revenue from any source through June 30, 2006 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until 2008 at the earliest, if at all.

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

Research and Development Expense

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of our licensed pharmaceutical candidates. These costs include fees paid to consultants and outside service providers for drug manufacturing and development, legal expenses and other expenses. We expense our research and development costs as they are incurred.

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

Accounting for Stock-Based Compensation

We account for restricted common stock issued to our employees using the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Accounting for Stock-Based Compensation and Related Interpretations,” or SFAS 123(R). In determining the fair value of the shares of restricted stock we issued in 2005, we considered, among other factors, (1) the advancement of our technology, (2) our financial position and (3) the fair value of our common stock as determined in arm’s-length transactions. Our results include non-cash compensation expense as a result of the issuance of the restricted common stock utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant, particularly if our stock price increases.

We account for stock options granted to employees and non-employees on a fair value basis in accordance with SFAS 123(R), “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any options issued to employees and non-employees are recorded in the financial statements using the fair value method and then amortized to expense over the applicable vesting periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of the options.

We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were initially exercisable into an indeterminable number of common shares, we had determined that under the guidance of EITF 00-19, we could not conclude that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, we had classified the fair value of all vested warrants and options issued to non-employees as a liability. As a result of the private placement of our Series A convertible preferred stock on June 29, 2006, the fair value of the liability for all vested warrants and options issued to non-employees was reclassified from warrant liability to additional paid-in capital within the condensed balance sheet as of June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Research and development expense. For the three months ended June 30, 2006, research and development expense was $3,148,220 as compared to $179,246 for the three months ended June 30, 2005. The increase was primarily due to milestone payments (including a non-cash charge for $792,000 in connection with release of shares from escrow to a licensor) and continuing research and development pertaining to the addition of two pharmaceutical compounds licensed in December 2005.

General and administrative expense. For the three months ended June 30, 2006, general and administrative expense was $740,357 as compared to $465,597 for the three months ended June 30, 2005. This increase is mainly attributable to an increased payroll, and increased legal and accounting expenses related to the filing of the Form 10 with the SEC.

Interest expense. For the three months ended June 30, 2006, interest expense was $1,012,191 as compared to $17,783 for the three months ended June 30, 2005. The increase was due to several factors including:

•	the increase in borrowings related to the future advance promissory note issued to Paramount and a related party;

•	the issuance of the 5% senior convertible notes in June 2005, non-cash amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability; and

•	a $788,086 non-cash amortization charge for the recognition of the beneficial conversion feature on the senior convertible notes.

Net loss. Net loss for the three months ended June 30, 2006 was $4,891,890 as compared to $662,626 for the three months ended June 30, 2005. The increase in net loss was attributable to the research related to INNO-105, INNO-305 and INNO-406, increased interest expense in connection with debt incurred and non-cash amortization charges and general and administrative expenses related to increased headcount and filing the Form 10 with the SEC.

Six Months Ended June 30, 2006 and 2005

Research and development expense. For the six months ended June 30, 2006, research and development expense was $4,225,337 as compared to $834,024 for the six months ended June 30, 2005. The increase was primarily due to milestone payments (including a non-cash charge for $792,000 in connection with release of shares from escrow to a licensor) and continuing research and development pertaining to the addition of two pharmaceutical compounds licensed in December 2005.

General and administrative expense. For the six months ended June 30, 2006, general and administrative expense was $1,305,148 as compared to $655,208 for the six months ended June 30, 2005. This increase is mainly attributable to an increased payroll, and increased legal and accounting expenses related to the filing of the Form 10 with the SEC.

Interest expense. For the six months ended June 30, 2006, interest expense was $1,189,493 as compared to $23,235 for the six months ended June 30, 2005. The increase was due to several factors including:

•	the increase in borrowings related to the future advance promissory note issued to Paramount and a related party;

•	the issuance of the 5% senior convertible notes in June 2005, non-cash amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability; and

•	a $788,086 non-cash amortization charge for the recognition of the beneficial conversion feature on the senior convertible notes.

Net loss. Net loss for the six months ended June 30, 2006 was $6,709,934 as compared to $1,512,467 for the six months ended June 30, 2005. The increase in net loss was attributable to the research related to INNO-105, INNO-305 and INNO-406, increased interest expense in connection with debt incurred and non-cash amortization charges and general and administrative expenses related to increased headcount and filing the Form 10 with the SEC.

Liquidity and Capital Resources

Since March 24, 2004 (Inception) to June 30, 2006, we have incurred an accumulated deficit of $12,780,179, primarily as a result of expenses incurred through a combination of acquisition costs related to INNO-105, INNO-305 and INNO-406, research and development activities related to INNO-105 and expenses supporting those activities.

Under the terms of our license agreement with Penn State Research Foundation, or PSRF, for INNO-105, we will be obligated to make 10 milestone payments in the aggregate amount of $26,750,000 to PSRF if we achieve all of those clinical and regulatory milestones. We also must pay $100,000 a year to the Pennsylvania State University College of Medicine pursuant to a sponsored research agreement that runs for the term of the PSRF license agreement. In addition, we may be obligated to pay to Sloan-Kettering Institute for Cancer Research, or SKI, an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which will be December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of INNO-305 and INNO-406, we will be obligated to make clinical and regulatory milestone payments in the aggregate amount of $6,600,000 for INNO-305 and $13,350,000 for INNO-406, pursuant to the terms of their respective license agreements. We intend to fund these payments by raising capital, which will be dependent on the progress of our testing of INNO-105, INNO-305 and INNO-406 and any other technologies we might acquire at each stage.

We have financed our operations since inception primarily through debt financing and a private placement of our Series A convertible preferred stock. As of June 30, 2006, we had cash on hand of $12,395,585, consisting mainly of net proceeds received from the private placement of our Series A convertible preferred stock on June 29, 2006. As a result of the private placement of Series A convertible preferred stock on June 29, 2006, we believe that our cash on hand will sustain our operations through March 2007. We will continue to fund operations from cash on hand and future financings until we can achieve profitability, if ever.

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

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1 – Risks Associated with Our Business” in our Registration Statement on Form 10 and “Risk Factors” in our Registration Statement on Form S-1.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in this report include, among others: our need for additional capital; the cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; our dependence on a limited number of pharmaceutical products in development, the uncertainty of their development and, if developed, the uncertainty of market acceptance of those products; the uncertainty of developing a sales force to market our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of that date in providing the reasonable assurance discussed above.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

(a) Entry into a Material Definitive Agreement. On August 8, 2006, the following compensation programs were approved for our non-employee directors and our scientific advisory board directors.

Non-employee directors will receive an annual retainer of $15,000, with committee chairs receiving an additional retainer of $5,000 and committee members an additional $2,500. In addition, a non-employee director will be paid $2,000 for each board meeting attended in person, $1,000 for each meeting attended via telephone, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended via telephone. Each non-employee director will receive a grant of stock options for 30,000 shares upon his or her joining the board of directors and a grant of 15,000 options for service during the year, prorated for the portion of the year served. The options will have a term of ten years, will have an exercise price equal to the fair value on the date of grant and will vest in equal installments over three years.

Scientific advisory board members will receive an annual retainer of $7,500, with the chair receiving a retainer of $10,000. In addition, a member will be paid $1,000 for each board meeting attended in person and $750 for each meeting attended via telephone. Each scientific advisory board member will receive a grant of stock options for 15,000 shares upon his or her joining the board and a grant of 7,500 options for service during the year, prorated for the portion of the year served. The options will have a term of ten years, will have an exercise price equal to the fair value on the date of grant and will vest in equal installments over three years.

(b) Other Events. On August 10, 2006, pursuant to the terms of our Amended and Restated Certificate of Incorporation, all of our outstanding shares of Series A convertible preferred stock converted on a one-for-one basis into 5,587,068 shares of our common stock upon the effectiveness of our registration statement on Form S-1.

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

Innovive Pharmaceuticals, Inc.

Date: August 15, 2006	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer