Form 10-Q
period 2006-09-30
Innovive Pharmaceuticals, Inc.
filed 2006-11-14
CIK 1337223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 13, 2006, there were 9,147,068 shares of Registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,551,343	$133,594
Other current assets	170,232	14,564

Total current assets	7,721,575	148,158

Office equipment, net of accumulated depreciation of $20,149 and $8,840	69,715	67,552
Other assets	105,969	284,595

TOTAL ASSETS	$7,897,259	$500,305

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,748,518	$1,061,367
Note payable – related party	—	350,000
Senior convertible notes, net of debt discount of $0 and $127,619	—	2,122,365
Accrued interest – related party	—	23,284
Accrued interest – senior notes	—	56,404
Warrant liability	—	573,967

TOTAL CURRENT LIABILITIES	1,748,518	4,187,387

Note payable – related party	—	1,397,000
Accrued interest – related party	—	49,769

TOTAL LIABILITIES	1,748,518	5,634,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A convertible preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock; $0.001 par value: 25,000,000 shares authorized, 9,147,068 and 3,560,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9,147	3,560
Additional paid-in capital	24,602,807	1,050,961
Deferred compensation	—	(135,092)
Deficit accumulated in the development stage	(18,463,213)	(6,053,280)

Total stockholders' equity (deficiency)	6,148,741	(5,133,851)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,897,259	$500,305

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 24, 2004 (inception) to September 30, 2006
	2006	2005	2006	2005
OPERATING EXPENSES
Research and development	$3,805,512	$416,789	$8,030,849	$1,250,813	$11,827,830
General and administrative	1,174,949	492,025	2,480,097	1,147,233	4,336,256

Total operating expenses	4,980,461	908,814	10,510,946	2,398,046	16,164,086

LOSS FROM OPERATIONS	(4,980,461)	(908,814)	(10,510,946)	(2,398,046)	(16,164,086)

INTEREST INCOME	89,427	12,048	99,471	12,048	115,688

INTEREST EXPENSE (includes amortization of debt discount, charge for beneficial conversion feature and change in fair value of warrant liability)	—	161,895	1,189,493	185,130	1,605,850

NET LOSS	(4,891,034)	(1,058,661)	(11,600,968)	(2,571,128)	(17,654,248)
Imputed preferred stock dividends	—	—	(808,965)	—	(808,965)

Net loss applicable to common shares	$(4,891,034)	$(1,058,661)	(12,409,933)	$(2,571,128)	$(18,463,213)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.53)	$(0.34)	$(2.27)	$(0.83)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	9,147,068	3,160,000	5,463,287	3,086,082

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements Of Changes In Stockholders' Equity (Deficiency)

For The Nine Months Ended September 30, 2006 and Period From March

24, 2004 (Inception) To September 30, 2006

(UNAUDITED)

	Common Stock		Preferred Stock		Stock Subscription Receivable	Additional Paid-In Capital	Deferred Compensa- tion	Deficit Accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Issuance of common stock to founders and officer at $.001 per share	3,002,100	$3,002		$—	$(3,002)	$—	$—	$—	$—
Net loss								(374,341)	(374,341)

Balance, December 31, 2004	3,002,100	3,002			(3,002)	—	—	(374,341)	(374,341)

Issuance of common stock to officers at $.001 per share	157,900	158			(158)	173,690	(173,690)

Payments received for stock subscriptions					3,160				3,160
Amortization of deferred stock-based compensation							38,598		38,598
Shares issued in connection with license agreement at $3.96 per share	200,000	200				791,600			791,800
Shares issued in connection with license agreement held in escrow	200,000	200							200
Stock-based non-employee compensation						85,671			85,671
Net loss								(5,678,939)	(5,678,939)

Balance, December 31, 2005	3,560,000	3,560	—	—	—	1,050,961	(135,092)	(6,053,280)	(5,133,851)
Reclassification of deferred stock-based compensation to employees						(135,092)	135,092		—
Stock-based employee compensation						236,516			236,516
Stock-based non-employee compensation						230,250			230,250
Charge for shares released from escrow in connection with License Agreement						792,000			792,000
Preferred stock issued at $3.96 per share, net of expenses			3,414,464	12,501,135					12,501,135
Conversion of note payable-related party debt (including accrued interest) to Series A convertible preferred stock at $3.96 per share			1,376,518	5,451,011					5,451,011
Conversion of note payable-senior convertible notes (including accrued interest) to Series A convertible preferred stock at $2.97 per share			796,086	2,364,415					2,364,415
Beneficial conversion feature attributable to senior convertible notes (including accrued interest)						788,086			788,086
Imputed dividends from beneficial conversion feature attributable to preferred stock				808,965				(808,965)	—
Reclassification of warrant liability upon conversion of senior convertible notes						520,147			520,147
Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	5,587,068	5,587	(5,587,068)	(21,125,526)		21,119,939			—
Net loss								(11,600,968)	(11,600,968)

Balance, September 30, 2006	9,147,068	$9,147	—	$—	$—	$24,602,807	$—	$(18,463,213)	$6,148,741

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	Period from March 24, 2004 (inception) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,600,968)	$(2,571,128)	$(17,654,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	20,000	120,000
Non cash interest expense	937,072	—	937,072
Depreciation and amortization	77,469	5,564	86,309
Amortization of stock-based non-employee compensation	230,250	24,124	315,921
Amortization of stock-based employee compensation	236,516	—	275,114
Stock issued in connection with license agreement	792,000	—	1,584,000
Amortization of debt discount	127,619	63,122	255,238
Amortization of debt issuance costs	178,626	48,710	357,352
Change in fair value of warrant liability	(53,823)	—	98,408
Changes in operating assets and liabilities:
Increase in other current assets	(221,826)	(21,250)	(236,390)
Increase in other assets	—	(105,969)	(105,969)
Increase in accounts payable and accrued expenses	687,151	145,702	1,748,518
Increase in accrued interest payable	—	73,298	129,457

Net Cash Used In Operating Activities	(8,609,914)	(2,317,827)	(12,089,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(13,472)	(62,179)	(89,864)

Net Cash Used In Investing Activities	(13,472)	(62,179)	(89,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	3,540,000	1,377,000	5,167,000
Proceeds from senior convertible notes	—	2,249,984	2,249,984
Proceeds from Series A preferred financing, net	12,501,135	—	12,501,135
Proceeds from subscriptions receivable	—	2,845	3,160
Payments for debt issuance costs, net	—	(190,854)	(190,854)

Net Cash Provided By Financing Activities	16,041,135	3,438,975	19,730,425

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,417,749	1,058,969	7,551,343
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	133,594	22,734	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,551,343	$1,081,703	$7,551,343

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Value of common stock issued to officers valued at $1.10 per share	—	—	$173,690

Value of warrant liability allocated to senior convertible notes	—	—	$360,798

Supplemental Schedule of Non-Cash Investing and Financing Activities (continued):

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	Period from March 24, 2004 (inception) to September 30, 2006
Conversion of note payable –related party debt to Series A convertible preferred stock	$5,451,011	—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$2,364,415	—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$808,965	—	$808,965

Value of warrant liability allocated to consultant	—	—	$159,347

Value of stock option liability allocated to consultant	—	—	$183,575

Reclassification of warrant liability to additional paid-in capital	$520,147	—	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$788,086	—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$21,125,526	—	—

See Notes to Condensed Financial Statements.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:

Innovive Pharmaceuticals, Inc. ("Innovive" or the "Company") was incorporated in the State of Delaware on March 24, 2004. Innovive is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company's current licensed compounds target the treatment of cancer, conditions stemming from the abnormal regulation of cell growth and other immunological diseases.

Basis of presentation:

Since incorporation, the Company's activities have been acquiring its pharmaceutical compound portfolio, raising capital, establishing office facilities and recruiting personnel as well as research and development activities, including formulation, testing and manufacturing of its licensed products and designing and executing clinical studies for these products. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on August 7, 2006. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Form S-1.

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three and nine months ended September 30, 2006, the Company incurred a net loss of $4,891,034 and $11,600,968, respectively. For the nine months ended September 30, 2006 the Company had negative cash flows from operating activities of $8,609,914. The Company has an accumulated deficit from March 24, 2004 (Inception) through September 30, 2006 of $18,463,213. Although the Company had cash and cash equivalents of $7,551,343 at September 30, 2006, management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock –Based compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment”, revising Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, the Company is required to recognize compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted employee options that remained outstanding as of the adoption date. The Company reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon adoption of SFAS 123(R), but did not have to restate its prior period financial statements. The Company measures the fair value of employee options using the Black-Scholes option pricing model.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, such options are adjusted to fair value at the end of each reporting period until such options vest and the fair value of the options is amortized to consulting expense over the related vesting period. As of September 30, 2006, there was approximately $220,000 of unamortized consulting expense associated with the unvested non-employee options; this amount will be revalued at each reporting period and amortized to operations through June 2009.

For the purpose of valuing options granted to employees and non-employees during the nine months ended September 30, 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.60%-5.11%
Volatility	69.75%-75.15%
Lives in years	5.00-7.00
Dividend yield	0%

Volatility was calculated based on industry comparables at the date of grant.

Accounting for warrants issued with convertible debt and preferred stock:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were initially exercisable into an indeterminable number of common shares, the Company determined that, under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, the Company had classified the fair value of all vested warrants and options issued to non-employees as a liability.

On June 29, 2006 in connection with the private placement of Series A Preferred Shares (see Note 5), the senior convertible notes were converted into 796,086 shares of Series A preferred stock and an additional 140,883 warrants were issued in association with such senior convertible notes. Accordingly, since the financial instrument which prevented the Company from concluding whether it had sufficient authorized and unissued shares to net-share settle any warrants and options to non-employees was no longer outstanding, the fair value of the liability for all vested warrants and options issued to non-employees of $618,049 as of that date was reclassified from warrant liability to additional paid-in capital within the condensed balance sheet at that time.

Furthermore, on June 29, 2006 in connection with the private placement of Series A Preferred Shares, the contingent beneficial conversion feature on the senior convertible notes totaling $788,086 (including accrued interest) was charged to interest expense on the condensed statement of operations for the nine months ended September 30, 2006 and is included in additional paid-in capital within the condensed balance sheet as of September 30, 2006.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Earnings (loss) per common share:

“Basic” earnings (loss) per common share equals net income (loss) applicable to common shares divided by weighted average common shares outstanding during each period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company had losses in each period presented. As of September 30, 2006, there were 1,139,397 warrants and stock options outstanding which are potentially dilutive. Furthermore, due to the lack of a required dividend and the full voting rights associated with the Series A convertible preferred stock sold on June 29, 2006, the Company’s weighted-average outstanding share amounts for the three and nine months ended September 30, 2006 include the effect of 5,587,068 shares of Series A Preferred convertible stock that were issued and outstanding until their conversion into common stock on August 10, 2006. As of September 30, 2005, there were outstanding warrants for an aggregate of 140,883 shares in connection with the senior convertible notes that were not included in the computation of diluted loss per share. At September 30, 2005, there were no options or preferred shares outstanding.

Note 2 - Note payable - related party:

In June 2004, the Company entered into an open-ended future advance promissory note agreement whereby Paramount Biocapital Investments LLC or one or more of its affiliates (“Paramount”), agreed to advance funds for obligations arising out of the operations of Innovive's business. Paramount is solely owned by a significant stockholder of Innovive. Additionally, in April 2006, the Company entered into an open-ended future advance promissory note agreement whereby an entity related to the sole shareholder of Paramount agreed to advance funds in a similar manner. Each individual future advance promissory note accrued interest at a fixed rate equal to 5% per annum and was payable upon the earlier of two years from the date of issuance of the note or the date on which Innovive entered into certain specified financing transactions. During the nine months ended September 30, 2006, the Company borrowed an aggregate principal amount of $3,540,000 under these future advance promissory notes. Interest expense pursuant to the future advance promissory note agreements totaled $0 and $90,958 and $164,011 for the three and nine months ended September 30, 2006, and the period from March 24, 2004 (Inception) to September 30, 2006, respectively.

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

Note 3 - Administrative services - related party:

The Company pays monthly fees for administrative services of $600 to Paramount.

As of September 30, 2006 two directors of the Company and the Company's Treasurer were also full-time employees of either Paramount or its affiliates.

Note 4 - Stock option plan and warrants:

In March 2004, Innovive established the 2004 Stock Option Plan (the “Plan”), which provides for the granting of up to 925,000 options to officers, directors, employees and consultants for the purchase of common stock through March 2014. The options will have a maximum term of ten years, vest over a period to be determined by the Company's Board of Directors and have an exercise price at or above fair market value.

Consultant Options

In October 2005, 94,800 options were issued to a consultant to purchase shares with an exercise price of $1.10 per share and will expire in October 2015. As a result of adjusting these options to fair value in accordance with EITF No. 96-18, the Company recorded charges to the statement of operations, net of amortization, of $34,635 and $132,539 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, none of these options had been exercised.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

On June 29 and August 8, 2006, 30,000 and 45,000 options, respectively, were issued to certain members of the Company’s scientific advisory board with an exercise price of $3.96 per share and will expire in June and August 2016. In accordance with EITF No. 96-18, the Company recorded charges to the statement of operations, net of amortization, of $97,714 for the three and nine months ended September 30, 2006. As of September 30, 2006, none of these options had been exercised.

Employee Options

On June 29, 2006 the Company issued 177,301options to certain employees of Innovive (including 156,301 options to the CEO). Using the Black-Scholes option pricing model, the fair value of these options was $2.79 per share or a total of $494,435. All of these options have an exercise price of $3.96 and expire in June 2016.

On August 8, 2006, an aggregate of 255,000 options was issued to certain employees and directors. Using the Black-Scholes option pricing model, the fair value of these options was $2.83 per share or a total of $720,525. All of these options have an exercise price of $3.96 and expire in August 2016. As of September 30, 2006, none of these options had been exercised.

A summary of the status of the Company’s stock options granted to directors and employees as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	September 30, 2006
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2005	—	$—	—
			—
Granted	432,301	3.96	—
Cancelled	—	—	—

Outstanding at September 30, 2006	432,301	$3.96	9.8
Options exercisable at September 30, 2006	—

As of September 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $0. No options were exercised during the three and nine months ended September 30, 2006. The total remaining unrecognized compensation expense relating to unvested stock options amounted to $1,021,866 at September 30, 2006. The weighted average remaining requisite service period of the unvested options was 19 months.

Restricted Stock

Innovive granted 157,900 restricted stock awards to certain executives of the Company in May 2005. The awards were valued at $1.10 per share or a total value of $173,690. The Company is amortizing the fair value of these awards over their three-year vesting period.

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

A summary of the status of the Company’s restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	September 30, 2006
	Shares	Weighted average fair value
Outstanding at December 31, 2005	157,900	$1.10

Granted	—	—
Cancelled	—	—

Outstanding at September 30, 2006	157,900	$1.10
Restricted stock exercisable at September 30, 2006	52,633

Warrants

In connection with the June 2005 senior convertible note financing, a total of 55,656 warrants at an exercise price of $4.36 were issued to the designees of the placement agent, Paramount BioCapital Inc. (“Paramount BioCapital”) of the senior convertible notes financing. Paramount BioCapital is solely owned by a significant shareholder of Innovive. These warrants have a cashless exercise feature and expire in June 2012. As of September 30, 2006, none of these placement warrants had been exercised.

In February 2006, 54,967 warrants were issued to a consultant with an exercise price of $2.97 and will expire in February 2013. As a result of adjusting the liabilities related to these warrants to fair value in accordance with EITF No. 00-19, the Company reduced expenses charged to the statement of operations in the amounts of $0 and $12,328 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, none of these warrants had been exercised.

On June 29, 2006, in connection with the private placement of Series A convertible preferred shares (see Note 5), 341,446 warrants at an exercise price of $4.36 were issued to the co-placement agents of the private placement, of which 200,795 warrants were issued to designees of Paramount BioCapital. These warrants have a cashless exercise feature and expire in June 2013. As of September 30, 2006, none of these placement warrants had been exercised.

At September 30, 2006, there were warrants outstanding for the purchase of a total of 537,296 shares.

Note 5 – Private Placement:

On June 29, 2006, Innovive raised gross proceeds of $13,521,277 ($12,501,135 net of offering expenses) through the private placement (“Private Placement”) of 3,414,464 shares of its $.001 par value Series A convertible preferred stock at a sale price of $3.96 per share. The Series A convertible preferred stock had no required dividend. Each share of Series A convertible preferred stock was convertible into one share of common stock. Innovive was required to file a registration statement for the common shares underlying the Series A convertible preferred shares with the SEC no later than August 28, 2006. Such registration statement was filed with the SEC on August 7, 2006 and declared effective on August 10, 2006. Upon the effectiveness of such registration statement with the SEC, all shares of Series A convertible preferred stock automatically converted into common shares. In connection with the Private Placement, a total of 341,446 warrants to purchase common shares with an exercise price of $4.36 per share and an expiration date of June 29, 2013 were issued to the designees of the co-placement agents of the Private Placement, resulting in an imputed preferred stock dividend. The Company valued the warrants at fair value using a Black-Scholes option pricing model resulting in an imputed dividend payable of $808,965 that was recorded as an increase in deficit accumulated in the development stage with a corresponding increase of preferred stock within the condensed balance sheet.

As a result of the Private Placement, senior convertible notes issued by the Company in June 2005 with an aggregate amount of principal and accrued interest of $2,364,415 were automatically converted into 796,086 shares of Series A convertible

INNOVIVE PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

preferred stock at a conversion price of $2.97 per share, all of which converted to shares of common stock on August 10, 2006 upon the effectiveness of the registration statement filed with the SEC. In addition, the purchasers of the senior convertible notes received 85,227 warrants to purchase shares of common stock at an exercise price of $4.36 per share. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the condensed balance sheet. Additionally, 55,656 warrants to purchase common shares were issued to the placement agent of the senior convertible notes at an exercise price of $4.36 per share. Furthermore, as a result of the private placement there was a beneficial conversion feature totaling $788,086 for the senior convertible notes including accrued interest that was charged to interest expense and included in additional paid-in capital at that time.

Additionally, as a result of the Private Placement, the aggregate principal and accrued interest totaling $5,451,011 from future advance promissory notes issued to Paramount in June 2004 and an entity related to the sole shareholder of Paramount in April 2006 were automatically converted into an aggregate of 1,376,518 shares of Series A convertible preferred stock at a conversion price of $3.96 per share, all of which converted to shares of common stock on August 10, 2006 upon the effectiveness of the registration statement filed with the SEC. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the condensed balance sheet at that time. This financing arrangement is more fully described in Note 2 within these condensed financial statements.

Note 6 – License Agreement:

On August 18, 2006, the Company entered into a license agreement with KTB Tumorforschungs GmbH, or KTB, for the license of patent rights held by KTB for the worldwide development and commercialization of DOXO-EMCH, a novel doxorubicin prodrug, or INNO-206. The license granted to Innovive is exclusive and worldwide, applies to all products that may be subject to the licensed intellectual property and may be used in all fields of use. Innovive may sublicense the intellectual property in its sole discretion. KTB granted the Company an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology. Innovive also has the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.

The Company paid KTB a license issue fee of $500,000 on execution of the agreement that was recorded as research and development expense for the three and nine months ended September 30, 2006. Under the license agreement, Innovive must pay KTB royalties based on net sales and make payments to KTB in the aggregate of up to $8,500,000 upon meeting various clinical and regulatory milestones. In the event that the Company must pay a third party in order to exercise its rights to the intellectual property under the agreement, it will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap. This deduction includes a percentage of any payments that might be required to be made by Innovive to Bristol-Myers Squibb. Bristol-Myers Squibb holds a patent on technology that might be considered to block the patents and patent applications that are the subject of the license agreement with KTB. The Company intends to pursue this issue with Bristol-Myers Squibb to develop a mutually beneficial arrangement. To Innovive’s knowledge, Bristol-Myers Squibb is not pursuing the development of this potentially blocking intellectual property.

Under the agreement, the Company must use commercially reasonable efforts to conduct the research and development activities it determines are necessary to obtain regulatory approval to market the product in those countries that it determines are commercially feasible. Under the agreement, KTB will use its commercially reasonable efforts to provide Innovive with access to suppliers of the active pharmaceutical ingredient of the product on the same terms and conditions as may be provided to KTB by those suppliers.

The license agreement expires on a product-by-product basis upon expiration of the subject patent rights. Innovive has the right to terminate the agreement on 30 days notice, provided it pays a cash penalty to KTB. KTB may terminate the agreement if the Company is in breach and the breach is not cured within a required amount of time or if the Company fails to use diligent and commercially reasonable efforts to meet various clinical milestones.

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

Overview

Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing four pharmaceutical technologies, INNO-105, INNO-206, INNO-305 and INNO-406, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues or regulatory delays during the course of developing our product candidates, we expect to complete the development of INNO-406 in the first half of 2008, INNO-305 in the first half of 2009 and INNO-206 in the first half of 2010. We ceased development of INNO-105 in late September 2006. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates, INNO-206, INNO-305 and INNO-406, will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through September 30, 2006, our major sources of working capital have been proceeds from a private sale in June 2005 of our senior convertible promissory notes, advances from a related party under future advance promissory notes, and the June 2006 private placement of our Series A convertible preferred stock.

Need for Operating Funds

At September 30, 2006, we had cash on hand of $7,551,343, consisting mainly of net proceeds received from the private placement of our Series A convertible preferred stock. We expect to continue to incur losses and negative cash flows from operating activities for the foreseeable future. As a result, we believe that there is substantial doubt about our ability to continue as a going concern and we have received a “going concern” opinion from our auditors in connection with their audit of our financial statements as of December 31, 2005. As a result of the private placement of Series A convertible preferred stock on June 29, 2006, we believe that our cash on hand will sustain our operations through March 2007. Thereafter, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows.

Lack of Revenue

We had not generated any revenue from any source through September 30, 2006 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until 2008 at the earliest, if at all.

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

We account for stock options granted to employees and non-employees on a fair value basis in accordance with SFAS 123(R), “Accounting for Stock-Based Compensation,” and for stock options granted to non-employees in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any options issued to employees and non-employees are recorded in the financial statements using the fair value method and then amortized to expense over the applicable vesting periods. Pursuant to EITF Issue No. 96-18, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of the options.

We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were initially exercisable into an indeterminable number of common shares, we had determined that, under the guidance of EITF 00-19, we could not conclude that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, we had classified the fair value of all vested warrants and options issued to non-employees as a liability. As a result of the private placement of our Series A convertible preferred stock on June 29, 2006, the fair value of the liability for all vested warrants and options issued to non-employees was reclassified from warrant liability to additional paid-in capital within the condensed balance sheet.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Research and development expense. For the three months ended September 30, 2006, research and development expense was $3,805,512 as compared to $416,789 for the three months ended September 30, 2005. The increase was primarily due to an upfront licensing fee of $500,000 for INNO-206 and higher research and development costs, primarily due to pre-clinical work and Phase I clinical trials for INNO-406.

General and administrative expense. For the three months ended September 30, 2006, general and administrative expense was $1,174,949 as compared to $492,025 for the three months ended September 30, 2005. This increase is mainly attributable to higher payroll, primarily the result of increased headcount and higher other costs as we expand our operations in support of our development program.

Interest expense. For the three months ended September 30, 2006, interest expense was $0 as compared to $161,895 for the three months ended September 30, 2005. The decrease was due to the conversion of the notes payable into Series A convertible preferred stock at June 29, 2006.

Interest income. For the three months ended September 30, 2006, interest income was $89,427 as compared to $12,048 for the three months ended September 30, 2005. The increase was attributable to higher average cash and cash equivalents for the current three-month period primarily as a result of the net proceeds received from the private placement of our Series A convertible preferred stock on June 29, 2006.

Net loss. Net loss for the three months ended September 30, 2006 was $4,891,034 as compared to $1,058,661 for the three months ended September 30, 2005. The increase in net loss was primarily attributable to the increase in research and development expense and general and administrative expense discussed above.

Nine Months Ended September 30, 2006 and 2005

Research and development expense. For the nine months ended September 30, 2006, research and development expense was $8,030,849 as compared to $1,250,813 for the nine months ended September 30, 2005. The increase was primarily due to milestone payments (including a non-cash charge for $792,000 in connection with release of shares from escrow to a licensor), the $500,000 upfront licensing fee for INNO-206, and higher research and development, primarily due to pre-clinical work and Phase I clinical trials for INNO-406.

General and administrative expense. For the nine months ended September 30, 2006, general and administrative expense was $2,480,097 as compared to $1,147,233 for the nine months ended September 30, 2005. This increase is mainly attributable to increased headcount and higher other costs as we expand our operations in support of our development program.

Interest expense. For the nine months ended September 30, 2006, interest expense was $1,189,493 as compared to $185,130 for the nine months ended September 30, 2005. The increase was due to several factors including:

•	the increase in borrowings related to the future advance promissory note issued to Paramount BioCapital Investments LLC in June 2004 and a related party;

•	the issuance of the 5% senior convertible notes in June 2005, non-cash amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability; and

•	a $788,086 non-cash amortization charge for the recognition of the beneficial conversion feature on the senior convertible notes.

Interest income. For the nine months ended September 30, 2006, interest income was $99,471 as compared to $12,048 for the nine months ended September 30, 2005. The increase was attributable to higher average cash and cash equivalents for the current nine-month period.

Net loss. Net loss for the nine months ended September 30, 2006 was $11,600,968 as compared to $2,571,128 for the nine months ended September 30, 2005. The increase in net loss was attributable to the increase in research and development expense, general and administrative expense and interest expense discussed above.

Liquidity and Capital Resources

Since March 24, 2004 (Inception) to September 30, 2006, we have incurred an accumulated deficit of $18,463,213, primarily as a result of expenses incurred through a combination of acquisition costs related to INNO-105, INNO-206, INNO-305 and INNO-406, research and development activities related to INNO-105, INNO-305 and INNO-406 and expenses supporting those activities.

Pursuant to our license agreement for INNO-305, we may be obligated to pay to Sloan-Kettering Institute for Cancer Research, or SKI, an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which will be December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of INNO-206, INNO-305 and INNO-406, we will be obligated to make clinical and regulatory milestone payments in the aggregate amount of $8,500,000 for INNO-206, $6,600,000 for INNO-305 and $13,350,000 for INNO-406, pursuant to the terms of their respective license agreements. We intend to fund these payments by raising capital, which will be dependent on the progress of our testing of INNO-206, INNO-305 and INNO-406 and any other technologies we might acquire at each stage.

We discontinued development of INNO-105 in late September 2006. We notified Penn State Research Foundation, or PSRF, that we intend to discontinue the license effective December 30, 2006. Under the terms of our license agreement with PSRF we would have been obligated to make 10 milestone payments in the aggregate amount of $26,750,000 to PSRF if we had achieved all of those clinical and regulatory milestones. We also would have been required to continue to pay $100,000 a year to the Pennsylvania State University College of Medicine pursuant to a sponsored research agreement that runs for the term of the PSRF license agreement.

We have financed our operations since inception primarily through debt financing and a private placement of our Series A convertible preferred stock. As of September 30, 2006, we had cash on hand of $7,551,343, consisting mainly of net proceeds received from the private placement of our Series A convertible preferred stock on June 29, 2006. As a result of the private placement of Series A convertible preferred stock on June 29, 2006, we believe that our cash on hand will sustain our operations through March 2007. Thereafter, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows. We will continue to fund operations from cash on hand and future financings until we can achieve profitability, if ever.

The significant operating and capital expenditures for product licensing and development for INNO-206, INNO-305 and INNO-406 and any future products, including pre-clinical trials and FDA-approved clinical trials, will require additional funding. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference to
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.15*	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Certain portions of this Exhibit have been omited pursuant to a request for confidential treatment and those portions have been filed separately with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.

Date: November 13, 2006	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer