Form 10-K
period 2006-12-31
Innovive Pharmaceuticals, Inc.
filed 2007-03-21
CIK 1337223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51534

INNOVIVE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-3123261
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
555 Madison Avenue, 25th Floor, New York, New York 10022
(Address of principal executive offices, including zip code)
(212) 716-1810
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on February 28, 2007 ($3.85 per share), excluding shares held by each officer and director and by each person known to the Registrant who owns 5% or more of the Registrant’s outstanding common stock was $10,759,718. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Act) (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
At March 20, 2007, 9,147,068 shares of the Registrant’s common stock, $.001 par value per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders currently scheduled to be held May 8, 2007 are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historic results or anticipated results. The following discussion should be read in conjunction with our financial statements included elsewhere in this report.
ITEM 1. BUSINESS.
Where You Can Find Additional Information
     Our website address is www.innovivepharma.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC.
Corporate History
     We were incorporated on March 24, 2004 under the laws of the State of Delaware under the name Broadway Therapeutics, Inc. We changed our name to Innovive Pharmaceuticals, Inc. on September 20, 2004.
     Our executive offices are located at 555 Madison Avenue, 25th Floor, New York, New York 10022 and our telephone number at that location is (212) 716-1810. Our website address is www.innovivepharma.com. Unless specifically stated, the information contained on our website is not a part of, nor should it be construed as being incorporated by reference into, this report.
Immediate Need for Capital
     We have an immediate need for additional capital to be able to continue our operations. We believe we have sufficient funds to finance our operations through March 2007. Thereafter, the development and commercialization of our product candidates will be contingent on raising sufficient capital to continue to pursue pre-clinical and clinical trials and, thereafter, the successful testing and commercialization of each compound. Without additional capital, we will not be able to pursue development of our product candidates.
Overview
     Innovive Pharmaceuticals, Inc. is a development stage biopharmaceutical company engaged in the development of compounds for the treatment of cancer. We currently have four products in development; INNO-406, tamibarotene, INNO-206, and INNO-305.
     INNO-406 is a small molecule that we licensed from Nippon Shinyaku in December 2005. We believe pre-clinical data demonstrate that INNO-406 significantly inhibits both the Bcr-Abl tyrosine kinase and the Lyn kinase. These kinases are believed to play a major role in chronic myelogenous leukemia, or CML. Our data suggests that the product has application in therapy intolerant or refractory CML due to its anticipated lack of side effects as well as application in Gleevec® refractory CML as the predominant forms of resistance come about due to Bcr-Abl amplification, Bcr-Abl point mutations and up-regulation of other pathways such as Lyn. Preclinical findings suggest that this product candidate is active against and targets cells exhibiting Bcr-Abl and Lyn activation thus giving INNO-406 a competitive profile versus other compounds being developed for this disease. We began our Phase I clinical study with INNO-406 in July 2006 and we expect to establish a dose in the second quarter of 2007. Assuming positive results in our Phase I clinical study, we expect to begin a pivotal Phase II clinical study in third line therapy-intolerant CML in the second quarter of 2007. We anticipate being able to file a U.S. New Drug Application, or NDA, for INNO-406 in the first half of 2008. In January 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to INNO-406 for the treatment of CML.
     Tamibarotene is a synthetic retinoid that we licensed the North American rights to from TMRC Co., Ltd. in December 2006 for the treatment of acute promyelocytic leukemia, or APL. Differentiation therapy with all-trans retinoic acid, or ATRA, is the basis for the treatment of APL. Tamibarotene was developed to specifically overcome resistance to ATRA. We expect to initiate a pivotal study in APL patients who have developed resistance to ATRA and arsenic trioxide in the first half of 2007. We believe that this study, if successful, and in combination with the data from two completed Japanese studies, would form the basis of a U.S. NDA that we would expect to file with the FDA in the second half of 2008.
     INNO-206 (formerly DOXO-EMCH) is a prodrug for doxorubicin. Doxorubicin has demonstrated efficacy in a wide variety of cancers including breast cancer, lung cancer, sarcomas, and lymphomas. INNO-206 is a complex of doxorubicin attached to an acid sensitive linker. We believe this novel agent has attributes that improve on native doxorubicin, including reduction of adverse events, improvement in efficacy and the ability to preferentially reach the tumor. We intend to initially develop INNO-206 as a therapeutic for solid tumors, first pursuing small cell lung cancer, or SCLC, patients who are resistant to or have relapsed after initial chemotherapy. We expect to file an investigational new drug application, or IND, with the FDA in the first quarter of 2007 and begin a single arm Phase II study in the second quarter of 2007. We licensed INNO-206 from KTB Tumorforschungs GmbH in August 2006.
     INNO-305 is a WT1 peptide immunotherapeutic that we licensed from the Memorial Sloan Kettering Cancer Center in December 2005. Pre-clinical data suggests that the multi-peptide therapy may be used to treat certain solid tumors and certain leukemias including acute myelogenous leukemia, or AML. We believe that INNO-305 may be able to overcome many of the challenges that other cancer vaccines have faced for several reasons including its ability to target WT1, AML being an immune responsive tumor, and ease of manufacture at a commercial scale. Additionally, the literature indicates that leukemia responds favorably to treatment with similar compounds. We began a Phase I clinical study of INNO-305 in October 2006 and the study is expected to be completed in the third quarter of 2007.
     We previously were developing INNO-105, a pentapeptide that we licensed from the Pennsylvania State University in March 2005, as an anti-cancer agent in pancreatic cancer. We began our own Phase I clinical study with INNO-105 in November 2005. The results of that clinical trial showed that INNO-105 appeared unlikely to achieve targeted plasma levels without demonstrating adverse side effects. Consequently, we discontinued development of INNO-105 in late September 2006 and terminated the license agreement in December 2006.
     We plan to develop and commercialize our product candidates. In addition, we intend to leverage our development infrastructure by acquiring and developing additional clinical candidates in the areas of oncology and hematology. Our success will depend on the clinical and regulatory success of our product candidates, which we are in the early stages of development, and our ability to retain on commercially reasonable terms financial and managerial resources of which we currently have only a limited amount. To date, we have not received regulatory approval for any of our product candidates nor have we derived any revenues from their sale.
     We have retained a management team with core competencies and expertise in numerous fields, including research, clinical, regulatory, finance and business development. Our management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. We are led by our Chief Executive Officer, Steven Kelly, an industry veteran who has over 18 years of pharmaceutical experience.
The Oncology Therapeutics Market
     The American Cancer Society estimates that over 1.4 million people in the U.S. will be diagnosed with cancer in 2007, excluding basal and squamous cell skin cancers and in situ carcinomas except urinary bladder carcinomas. This is an increase of approximately 12.5% from the 2000 estimated number of new cancer diagnoses of approximately 1.2 million in 2000. We believe this growth rate is unlikely to decrease in the foreseeable future as the causes of cancer are multiple and poorly understood.
     Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need as the overall five-year survival rate for a newly diagnosed cancer patient averages 66% according to the American Cancer Society. According to that same source, cancer is the second leading cause of mortality in the U.S. behind heart disease. The American Cancer Society estimates that one in four deaths in the U.S. is due to cancer.
     One of the main treatments for cancer is chemotherapy. There is often, however, a debilitating effect resulting from chemotherapy treatment or lingering morbidity associated with the chemotherapy treatment of cancer. Our goal is to develop compounds that can lengthen survival times and improve the quality of life of patients and cancer survivors.
     Even though there are a large number of patients, the treatment and management of cancer is performed by a limited number of professionals. According to information contained in a 2005 report of the American Medical Association, approximately 8,700 physicians treat the majority of cancer patients in the U.S. We plan to reach this prescriber base using a relatively small commercial infrastructure that we intend to develop in the future by either hiring internally or contracting with one or more third-party entities with an established sales force. These development plans are dependent on our raising additional capital, the success of INNO-406, tamibarotene, INNO-206, and INNO-305 and any technologies we might acquire in the future, and successful negotiation of commercial relationships for the commercialization of INNO-406, tamibarotene, INNO-206, and INNO-305 and any technologies we might acquire in the future, none of which we have completed to date. We believe, however, assuming the efficacy and safety of our current technologies and any other technology we might acquire, that our experienced management team will enable us to raise the capital and establish the commercial relationships necessary for our success.

INNO-406
Overview of Bcr-Abl Inhibition in CML
     Chronic myelogenous leukemia, or CML, is a type of blood cancer that occurs in approximately 4,570 patients per year in the United States. Approximately 95% of CMLs contain a genetic translocation known as Bcr-Abl. This gene variant signals the cells to proliferate. Bcr-Abl does not exist in normal cells.
     In 2001, Novartis AG, a large multi-national pharmaceutical company, won approval in the U.S. for its drug Gleevec. Gleevec is a chemical molecule specifically designed to stop Bcr-Abl from emitting its signals for cell growth. Gleevec proved effective in treating patients with CML by inhibiting Bcr-Abl. Patients remain on Gleevec as chronic therapy. The reported 5-year survival rate for patients with CML has gone from approximately 35% before the approval of Gleevec in 2001 to approximately 90% in 2006. Worldwide sales of Gleevec in 2006 were $2.5 billion.
     Unfortunately, resistance to Gleevec has begun to occur. Resistance to Gleevec appears to occur due to amplification of the Bcr-Abl gene and in many cases mutations in the Bcr-Abl gene. In other cases, some of the genes that Bcr-Abl signals to turn on are becoming turned on independently of Bcr-Abl, making inhibition of the gene by Gleevec ineffective. Lyn is a member of the Src family of kinases. These kinases are known to be involved in sending out signals that drive cell growth. Lyn has been shown to be one of the genes that is turned on by Bcr-Abl and, in many Gleevec-resistant CMLs, it is known that Lyn is active. Activation of Lyn is therefore suspected of being another one of the mechanisms by which cells become resistant to Gleevec.
     The development of resistance to Gleevec means that a second generation of drugs is required to treat CML. These new drugs need to be able to inhibit Bcr-Abl even in its mutated form and should also independently turn off some other genes that Bcr-Abl normally activates.
     Dasatinib from Bristol-Myers Squibb is the furthest ahead of the second-generation Bcr-Abl inhibitors. Dasatinib gained conditional U.S. marketing approval from the FDA in June 2006 and was launched in July 2006. Dasatinib has high potency in inhibiting Bcr-Abl and also inhibits Src, a family of kinases known to be involved in cell growth. In clinical studies, Dasatinib has shown good activity in Gleevec-resistant patients. However, there have also been concomitant side effects, including serious and life threatening pleural effusion, which is excess fluid around the lungs. In fact, it is estimated that two-thirds of patients experience dose reductions or interruptions and in data provided by Bristol-Myers Squibb 20% to 30% of patients that initiate dasatinib therapy discontinue due to intolerance. This side effect profile is believed to be due to non-specific kinase inhibition, but that has not yet been proven. It is not clear that a Bcr-Abl and Lyn inhibitor would have these side effects.
     Nilotinib, another second generation Bcr-Abl inhibitor being developed by Novartis AG, is currently pending approval at FDA. Nilotinib has potent activity against Bcr-Abl. In its Phase I clinical trial, Nilotinib showed good activity in Gleevec-resistant patients. In Phase II clinical data presented at the American Society for Hematology conference in 2006, Nilotinib showed efficacy similar to dasatinib in Gleevec resistant patients. Nilotinib is expected to obtain conditional marketing approval from the FDA in May 2007.
INNO-406
     INNO-406 is a novel drug developed by the Japanese pharmaceutical company Nippon Shinyaku. It was specifically designed to overcome the limitations of Gleevec in resistant CML. INNO-406 is roughly 25 to 55 times more potent at inhibiting Bcr-Abl than Gleevec. INNO-406 is also capable of inhibiting many of the mutated forms of Bcr-Abl in CML that are resistant to Gleevec. In addition, INNO-406 is capable of shutting down the expression of the gene Lyn. This ability to shut down the expression of Lyn is independent of INNO-406’s ability to inhibit Bcr-Abl.
     We believe that these properties of INNO-406, including its higher potency than Gleevec, the ability to inhibit the mutated forms of Bcr-Abl and the addition of Lyn inhibition, might make it an effective treatment for CML, although we are in the early stages of the product clinical testing and none of INNO-406’s effects have been clinically proven.
Pre-clinical Data
     In pre-clinical cell-based studies, INNO-406 has consistently been shown to be 25 to 55 times more potent than Gleevec in blocking Bcr-Abl. The potency of INNO-406 extends to a series of Bcr-Abl mutations known to occur in Gleevec-resistant patients. INNO-406 showed good activity against 19 of 20 known mutations tested.
     In mice-leukemia models, INNO-406 has been shown to markedly extend the survival of animals implanted with Gleevec-resistant leukemic cells.
     In toxicology studies done in mice, rats, and dogs, INNO-406 appeared to be safe and well-tolerated. A dose was described in dogs where no side effects were seen, which we expect to use to calculate a starting dose in humans for our planned clinical trials.

Clinical Data
     With the exception of the early results from our Phase I study described below, there are no other clinical data to date for INNO-406. We initiated the first human clinical studies with INNO-406 in July 2006. It should be noted however that, in general, pre-clinical results for Bcr-Abl inhibitors in CML have translated well into clinical outcomes.
Development Plan
     Our primary focus for the development of INNO-406 is a speed-to-market strategy where we hope to receive accelerated FDA approval of INNO-406 in dasatinib and nilotinib intolerant patients. We also hope to receive approval in Gleevec resistant patients by demonstrating an improved adverse event profile versus dasatinib. In addition, we also might pursue INNO-406 as a treatment for other hematological diseases as well as solid cancer tumors. Our accelerated approval strategy for INNO-406 will focus on winning a subpart H approval in the U.S. in dasatinib and nilotinib intolerant patients. Subpart H approval is a federally mandated approval process reserved for life-threatening diseases in which a single study using surrogate endpoints can be used for approval. In oncology, subpart H strategies typically involve using response rates (tumor shrinkage) as the major endpoint of a study instead of the more traditional survival analysis generally used.
     Novartis used a subpart H strategy for the approval of Gleevec. Novartis used molecular response to imatinib as the surrogate marker of drug efficacy for Gleevec. Bristol-Myers Squibb also used a subpart H strategy for the approval of dasatinib. We believe that INNO-406 can be approved using the same approach for CML patients that are intolerant to dasatinib and nilotinib. If we are successful in our subpart H regulatory strategy, we believe that conditional U.S. marketing approval for INNO-406 can be obtained in 2008. In addition, we also believe we can gain approval in Gleevec resistant patients by demonstrating an improved adverse event profile versus dasatinib. Any approval of INNO-406 will be dependent on whether we can prove its safety and efficacy.
     Phase I Study. Our Phase I clinical study uses a modified continual dose reassessment method at three sites, the MD Anderson Cancer Center at the University of Texas, the Johann Wolfgang Goethe University Hospital in Germany and Sheba Medical Center in Israel. Gleevec (imatinib) resistant or refractory patients have been enrolled in cohorts of three to six patients with a starting dose of 30 mg per day. After all patients in a cohort are treated for two weeks and no serious or life-threatening adverse events are seen, the dose will be escalated by 100%. The study will use both a once-a-day and twice-a-day oral treatment schedule. The endpoints of the Phase I study will be the safety and toxicology profile of INNO-406 as well as its efficacy as measured by hematological, cytogenetic and molecular responses.
     Early results from our Phase I study indicate that evidence of clinical activity has been demonstrated in Gleevec-resistant and Tasigna® (nilotinib)-intolerant patients using hematologic, cytogenetic, and molecular measures. Preclinical data showed that 19 out of 20 mutations of the disease associated with Gleevec-resistance are sensitive to INNO-406, and this preclinical data was demonstrably predictive of the clinical activity reviewed to date. Therapeutically active concentrations of INNO-406 have been achieved in human tissue, and the drug has shown no serious adverse events or clinically relevant adverse events through the first five dose cohorts. INNO-406 is well tolerated at 240 mg/day and the dose escalating study continues in an effort to determine a recommended Phase II dose.
     Of the six patients who have completed at least one month of treatment in our study, three have evidence of clinical response:
•	a patient with a chronic phase CML treated with imatinib for 69 months before developing resistant disease with a Y253H mutation had a cytogenetic response after one month of INNO-406 therapy;

•	a patient with an accelerated phase CML treated with imatinib and nilotinib for 16 and 6 months, respectively, before becoming intolerant to nilotinib has maintained a complete hematologic response following three months of INNO-406 therapy at a dose of 60 mg/day; and

•	a patient with a chronic phase CML treated with imatinib for 51 months before developing resistant disease without a mutation has maintained stable white cell counts after four months of therapy at a dose of 30-60 mg/day, with a 55-fold reduction in Bcr-Abl transcript levels after one month of INNO-406 therapy.
     In January 2007, the FDA granted orphan drug status to INNO-406 for the treatment of Gleevec-resistant or intolerant CML.
     Phase II Pivotal Study. Assuming our Phase I study proves the safety and a biologically active dose of INNO-406, we anticipate conducting a Phase II clinical study of approximately 60 to 100 patients that are responsive to but cannot tolerate dasatinib or nilotinib (third line) to be recruited from the following patient groups:
•	chronic phase CML;

•	accelerated phase CML; and

•	blast crisis CML.
     We believe that recruitment can be completed within three to four months, based on an aggressive recruitment strategy using 50 to 60 sites worldwide. We expect to use hematologic and cytogenetic response data from these patients to prepare an NDA. We expect to file our NDA in the first half of 2008.

     Phase III Study. In conjunction with the Phase II pivotal study, we anticipate conducting a Phase III clinical study of approximately 240 chronic phase patients that compares INNO-406 to dasatinib in chronic phase Gleevec resistant CML. In this study, our primary endpoints would be an improvement in the adverse events profile and a retention of benefit analysis versus dasatinib for efficacy.
     We believe that this study could also serve as our post approval confirmation study as a condition of any accelerated approval for our Phase II study, if any approval is granted.
Tamibarotene
Background
     Acute promyelocytic leukemia, or APL, is a specific type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or RAR, g gene on chromosome 17. This fusion causes abnormal cell growth.
     Differentiation therapy with all-trans retinoic acid, or ATRA, is the basis for the treatment of APL. Differentiation therapy causes leukemic promyelocytes to mature and undergo cell death. Patients typically receive ATRA in combination with chemotherapy as the initial therapy followed by anthracyline-based consolidation therapy designed to produce complete remission. The majority of patients treated this way generally experience a complete remission of disease. Current National Comprehensive Cancer Network guidelines recommend patients then undergo one to two years of maintenance therapy with ATRA to prevent a recurrence. ATRA therapy is associated with several toxicities, the most serious of which is retinoic acid syndrome, or RAS, a serious and potentially fatal complication characterized by fever, dyspnea (breathing difficulties), weight gain, pulmonary infiltrates (abnormal accumulation in the lungs), and pleural or pericardial effusions (excess fluid around the lungs or heart), that occurs in up to 25% of patients treated with ATRA.
     Unfortunately, the duration of remission induced by treatment with ATRA alone is typically short. In addition, patients often fail to respond to a second course of treatment with ATRA. Currently, patients who fail ATRA-based therapy are treated with arsenic trioxide, a compound administered intravenously and associated with significant toxicity including irregular heartbeat. There is no standard of care for patients who do not respond to ATRA and arsenic trioxide.
     Tamibarotene was developed to specifically overcome resistance to ATRA. In vitro, tamibarotene is approximately 10 times more potent than ATRA at causing APL cells to differentiate and die. In addition, tamibarotene has a lower affinity for cellular retinoic acid binding protein, or CRABP, which we believe should allow for sustained plasma levels during administration, resulting in increased efficacy because patients can experience benefits from the drug over a longer period of time. Tamibarotene does not bind the RAR-g receptor, the major retinoic acid receptor in the dermal epithelium, which should lessen the occurrence of RAS. In clinical studies, the rate of RAS appeared to be low.
Pre-clinical data
     In a variety of preclinical models, tamibarotene was superior to ATRA with regard to the ability to cause APL cells to differentiate and die. In the clinical setting, in vitro response to tamibarotene appeared predictive of clinical response, including activity in patients who had a poor response to ATRA.
Clinical data
     Tamibarotene is approved in Japan under the brand name Amnolake® for use in recurrent APL. The approval was based on data from two studies in Japanese patients. In the pivotal study, the effectiveness of orally administered tamibarotene was evaluated in 39 patients with APL, including patients who had never received treatment for APL and patients who had been previously treated with ATRA. Tamibarotene was administered orally at a dose of 6 mg/m2/day for eight weeks. The overall response rate in these patients was 61.5%. In patients who had a recurrence of APL following ATRA therapy, the response rate was 81%. RAS was reported in three patients, or 7.3% of the patient group.
Development Plan
     We expect to initiate a pivotal study in ATRA and arsenic trioxide refractory APL in the second quarter of 2007. The study will be designed to collect pharmacokinetic, safety and efficacy data in approximately 40 to 50 patients. We anticipate that this study will take approximately 15 months to complete. We believe that this study, in combination with the data from the two Japanese studies, would form the basis of an NDA. If the results of the study are positive, we believe that we would be able to file the NDA with the FDA in the fourth quarter of 2008.
     In addition, a Phase III study is currently being conducted in Japan by the Japan Adult Leukemia Group comparing ATRA to tamibarotene for the maintenance treatment of APL. If positive, these data could potentially form the basis of a supplemental NDA application.

INNO-206
Background
     Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. Doxorubicin, the first anthracycline to gain FDA approval, has demonstrated efficacy in a wide variety of cancers including breast cancer, lung cancer, sarcomas, and lymphomas. However, due to the uptake of doxorubicin by various parts of the body, it is associated with side effects such as cumulative cardiotoxicity, myelosuppression (decreased production of blood cells by bone marrow), gastrointestinal disorders, mucositis (inflammation of the mucous membranes lining the digestive tract, including the mouth), stomatitis (inflammation of the mouth’s soft tissue), and extravasation (the leakage of intravenous drugs from the vein into the surrounding tissue).
     INNO-206 (formerly DOXO-EMCH) is a prodrug for doxorubicin. Specifically, it is the (6-Maleimidocaproyl) hydrazone of doxorubicin. Essentially, this chemical name describes doxorubicin (DOXO) attached to an acid sensitive linker (EMCH). We believe this novel agent has attributes that improve on native doxorubicin, including reduction of adverse events, improvement in efficacy and the ability to reach the tumor more quickly.
     Our anticipated mechanism of action for INNO-206 is as follows:
•	after administration, INNO-206 rapidly binds endogenous circulating albumin through the EMCH linker;

•	circulating albumin preferentially accumulates in tumors, bypassing uptake by other non-specific sites including the heart, bone marrow and the gastrointestinal tract;

•	once albumin-bound INNO-206 reaches the tumor, the acidic environment of the tumor causes cleavage of the acid sensitive linker; and

•	free doxorubicin is released at the site of the tumor.
Pre-clinical data
     In a variety of preclinical models, INNO-206 was superior to doxorubicin with regard to ability to increase dosing, antitumor efficacy and safety, including a reduction in cardiotoxicity.
Clinical data
     A Phase I study of INNO-206 that demonstrated safety and objective clinical responses in a variety of tumor types was completed in 2005 and presented at the March 2006 Krebskongress meeting in Berlin. In this study, doses were administered at up to six times the standard dosing of doxorubicin without an increase in observed side effects over historically seen levels with doxorubicin. Objective clinical responses were seen in patients with sarcoma, breast, and lung cancers.
Development Plan
     Based on the objective clinical responses seen in the Phase I study, we intend to initially develop INNO-206 as a therapeutic for solid tumors. The first indication we intend to pursue is small cell lung cancer, or SCLC, patients who are resistant to or have relapsed after initial chemotherapy. This indication has a very poor prognosis with the current standard of care, topotecan, which is used in approximately 30% of patients. Based on the existing preclinical and clinical data for INNO-206, we believe there is the potential to demonstrate superiority to topotecan in the second-line SCLC setting.
     Phase II Study. We expect to file an IND with the FDA in the first quarter of 2007. The first study we intend to conduct will be a single arm study in SCLC patients who are resistant to or have relapsed after initial chemotherapy. The objectives of the study will be to establish response rate, overall survival and side effect profile in this indication. The study is expected to start in the second quarter of 2007 and should take approximately nine months to complete.
     Phase III Pivotal Study. If data from the Phase II study are positive, we intend to design and conduct a clinical trial that compares INNO-206 to topotecan in second line SCLC with an endpoint of progression free survival. If that study is positive, we would anticipate filing an NDA with the FDA.
     Beyond this initial indication, we will explore the utility of INNO-206 in chemotherapy regimens that currently include doxorubicin, both for solid tumor and other indications. If the Phase I data were to hold up in larger randomized studies, we believe the potential exists for INNO-206 to replace doxorubicin, based on higher efficacy and improved side effect profile, although this has not been proven.
INNO-305
Immunotherapy Overview
     Immunotherapy, simply, is the use of an external substance to stimulate an individual’s immune system with the intent of fighting off a corresponding disease. The immune system is composed of a network of immune cells that include T lymphocytes (T cells) and B lymphocytes (B cells). There are also specific subtypes of each. For example, two kinds of T cells are the cytotoxic T cells (CTL) and the helper T cells (HTL). Each has a specific role to play in fighting off disease. CTLs are the part of the immune system that is programmed to identify and kill cells that contain a specific antigen. HTLs are a different part of the immune system that release chemical messengers called cytokines that recruit other immune cells to the site of attack. HTLs also help CTLs do their job. Immunotherapy, generally, harnesses these different parts of the immune system to assist the body in warding off disease.
     Commonly recognized examples of immunotherapy include childhood immunizations, where children receive vaccines against measles, mumps, and rubella among others. In these cases, weakened or inactivated viruses are injected into the body and become recognized by the immune system as foreign antigens and therefore candidates for elimination. If the individual is subsequently exposed to this virus, the immune system knows to eliminate it before it becomes a potential health threat.
     Cancer immunotherapy works in a similar way, although the goal here is treatment not prevention. Cancerous cells or small proteins known to be part of cancerous cells are introduced to the body in the hope of generating an immune response against the particular cancer.
INNO-305 (WT1) Immunotherapy
     Wilms tumor protein, or WT1, is a well known and well characterized protein found in the human body. WT1 is normally produced at the embryonic stage of human development and, as people age, expression of the protein is reduced and nearly eliminated. In normal adults, WT1 is present but at very low levels. However, in the case of certain cancers, including acute myelogenous leukemia, or AML, chronic myelogenous leukemia, non-small cell lung cancer and mesothelioma, the protein is found in very high levels. Because normal levels of WT1 are low and cancer levels of WT1 are high, we believe WT1 is an attractive target for cancer immunotherapy.
     In collaboration with David Scheinberg, M.D., Ph.D. at the Memorial Sloan-Kettering Cancer Center, New York, New York, we have designed a series of four small protein fragments or peptides that mimic different parts of the whole naturally occurring WT1. The intent is to administer these peptides, designated as INNO-305, and to stimulate the immune system — specifically the T cell response — to recognize WT1 as foreign and kill the cells that contain and produce WT1. Two of the peptides are designed to activate CTLs and the other two are designed to activate the HTLs. We believe this dual modality activation of the immune system will lead to an enhanced immune response against the native WT1 protein, however, we have not proven this. The immunotherapy peptides that we believe will activate the HTLs and CTLs include both normal and slightly altered fragments from the WT1 protein, so called heteroclitic peptides. Heteroclitic peptides are designed to interact with CTLs much more efficiently than normal protein fragments, thereby activating the immune system in a more robust fashion.
     Our initial disease target for INNO-305 is AML. AML is a disease of the white cells of the blood. Abnormal white cells or leukemic blasts grow in the blood and bone marrow leading to anemia, bruising, bleeding and infections. As the leukemic blasts highly express WT1, we believe that INNO-305 has potential as a therapy against AML, although this has not been proven. WT1 expression is not limited to AML. Other tumors that express high levels of WT1 include non-small cell lung cancer, mesothelioma, gliomas, multiple myeloma and ovarian cancer. Each of these areas represents potential future indications for INNO-305.
Pre-clinical Data
     To date, several peptides taken directly from the WT1 protein have been shown in pre-clinical studies to be able to activate CTLs. In these pre-clinical studies, these activated CTLs directly kill WT1-expressing leukemia cells, confirming that the target is present and can be recognized by the immune system in leukemic cells.
     These data led us to experiment with a heteroclitic approach. In this approach, normal WT1 peptides are altered by substituting amino acids to make a new fragment that activates CTLs more efficiently. Through numerous pre-clinical assays, we were able to identify two heteroclitic peptides of WT1 that resulted in much stronger activation than was seen with previously reported WT1 peptides. These two peptides were included in INNO-305.
     In addition, there are reports published in Blood and in abstract 5-9 from the 2nd International Conference on WT1 in Human Neoplasia of using larger peptide fragments to stimulate a HTL response against WT1. The reports have shown that these HTLs are capable of directly killing leukemic cells expressing WT1. We have identified two larger peptides that appear efficient at activating HTLs against WT1-expressing leukemic cells. These two larger peptides have also been incorporated in INNO-305.
Clinical Data
     Prior to our licensing of INNO-305, the safety profile and clinical activity of similar but not identical WT1 immunotherapies had been reported in 37 AML patients (Table 1). INNO-305 is designed to activate both CTLs and HTLs unlike the German and Japanese therapies which only stimulate a CTL response, which we believe is a potential disadvantage for these agents.
     A team led by Professor Sugiyama of Osaka University, Japan has studied a natural and modified WT1 peptide immunotherapy at Phase I in 13 AML patients and a modified WT1 peptide immunotherapy at Phase II. Of the 13 patients studied at Phase I, nine had an immune response to the immunotherapy. Four of these patients had complete responses of 6, 30+, 31+ and 31 months duration, respectively. In a Phase II study using the modified peptide in eight patients, six patients were in complete remission at the start of study but had high levels of WT1 making them more susceptible to relapse. Following immunotherapy, three of these patients had stabilization of WT1 levels lasting for 6+, 6 and 4 months.
     Dr. Anne Letsch and colleagues of Charité Hospital, Berlin, Germany, has administered a natural WT1 peptide to 16 patients with AML (four at Phase I, 12 at Phase II). In two of the Phase I patients with blasts counts of 5-10% on study entry, a complete remission was induced for 6 and 30+ months, respectively. In both patients, raised CTL levels indicated an immune response to the therapy. In the 12 Phase II AML patients, eight out of 12 had an immune reponse to the immunotherapy as measured by raised CTL levels. Two patients with active disease were induced into complete remission for 12 and 30+ months, respectively.
     In the first three studies in Table 1, 19 out of 29 patients demonstrated an immune response, immune responses have not yet been analyzed for the fourth study. As a result, we believe that the clinical data suggest that WT1 immunotherapy can successfully generate an immune response, although we need to prove this in clinical studies. If this can be proven, we also hope to prove that INNO-305 can achieve clinically meaningful responses especially in patients with low levels of leukemic disease, which are those patients with durable complete remissions ranging from six to 31 months or more. We believe that prolonged treatment with INNO-305 needs to be explored to determine whether it prolongs survival. We plan to study the effects of prolonged treatment in clinical studies.
Table 1.

Investigator	Country	Disease	Phase	No. of Patients
Letsch et al.	Germany	AML	I	4

Letsch et al.	Germany	AML/MDS	II	12

Sugiyama et al.	Japan	AML	I	13

Sugiyama et al.	Japan	AML	II	8
     The clinical benefit of WT1 immunotherapy has also been demonstrated in other diseases including breast cancer, myelodysplasia, glioma and multiple myeloma. Clinical trials are currently being conducted by third parties in some of these disease areas including a Phase I study on WT1 immunotherapy led by Dr. Satoshi Murita that was published showing good safety and evidence of efficacy.
Development Plan
     Phase I Study. We engaged Memorial Sloan-Kettering Cancer Center to conduct, on our behalf, a first in-human Phase I study of INNO-305 in patients with AML, myelodysplastic syndrome and lung cancer at Memorial Sloan-Kettering. The purpose of this study, which began in October 2006, is to identify the safety of the immunotherapy and to determine whether an immune response to INNO-305 is induced and to establish any clinical effect of INNO-305. We expect to complete the study in the third quarter of 2007.
     Phase II/III Pivotal Study. As noted above, data from the Japanese and German researchers shows the potential for the clinical benefit from a WT1 immunotherapy and suggests that INNO-305 will be most effective when there is a low disease burden, such as following positive hematological response in patients with AML, where minimal residual disease may still pose a relapse risk. However, this has not been proven.
     Based on our understanding of the data, we plan to move to a pivotal Phase II/III registration study in elderly patients with AML, comparing the effect on survival between INNO-305 and best supportive care. We have chosen this patient group to study for two reasons. First, they have a high risk of relapse and the eradication of minimal residual disease, or MRD, should improve their survival. Second, the elderly tend to poorly tolerate conventional chemotherapy, which we believe makes a low toxicity therapy such as INNO-305 a desirable therapeutic option. Based on these characteristics, we believe the regulatory authorities will look favorably at a registration study in elderly AML patients. The study should take approximately 24 months to complete and will have a progression free survival at 12 months or overall survival as the primary endpoint.
Competition
     INNO-406. There are currently two main competitors to INNO-406 in the Gleevec-resistant CML market. These are Dasatanib and Nilotinib. Although both of these drugs are ahead of us in clinical testing and/or commercialization, we believe the head-start in development will not prove critical in the commercial setting because CML is becoming a chronic condition much like HIV or depression and that the market for treatment is large enough to accommodate several drugs.
     Dasatinib from Bristol-Myers Squibb is the furthest ahead of the second generation Bcr-Abl inhibitors. Dasatinib gained conditional U.S. marketing approval from the FDA in June 2006 and began distributing the product in July 2006. Dasatinib has high potency in inhibiting Bcr-Abl and also inhibits Src, a family of kinases known to be involved in cell growth. In clinical studies, dasatinib has shown good activity in Gleevec-resistant patients. However, there have also been concomitant side effects, including serious and life threatening pleural effusion. In various studies presented to date, roughly 20% to 30% of the patients that start therapy are discontinuing. We believe a significant number of these patients are discontinuing due to the side effect profile of the drug. This side effect profile may be related to Src inhibition, but that has not yet been proven.
     Nilotinib from Novartis AG has completed its Phase II clinical study and has filed for Subpart H approval with FDA. We expect them to gain approval in the second quarter of 2008. Nilotinib has potent activity against Bcr-Abl. In its Phase I clinical trial, Nilotinib showed good activity in Gleevec-resistant patients. In Phase II clinical data presented and the American Society for Hematology conference in 2006, nilotinib showed efficacy similar to dasatinib in Gleevec resistant patients. Nilotinib is expected to obtain conditional marketing approval from the FDA in May 2007.
     Other clinical compounds in development for refractory CML include:
•	Wyeth’s SKI-606 is a Src inhibitor similar to dasatinib and is currently in a Phase II trial;

•	MK-0457 from Merck, an intravenous Aurora kinase ihibitor targeted to a single Bcr-Abl mutation known as T315I which is in a Phase II clinical trial;

•	Ceflatonin® from Chemgenix, a plant alkaloid primarily targeting a single Bcr-Abl mutation known as T315I, which is in a Phase II/III clinical trial.
     Tamibarotene. To the best of our knowledge, there are no competitors in clinical development for refractory APL. Currently, treatment of APL is based on induction and maintenance therapy with ATRA and chemotherapy (typically idarubicin). ATRA and idarubicin are both generic compounds. Arsenic trioxide, currently marketed by Cephalon, is approved for use in patients who have relapsed after ATRA-based therapy in APL. There are no FDA approved therapies for patients who have failed arsenic trioxide. In practice, it appears that patients who fail arsenic trioxide are retreated with ATRA or receive Mylotarg®, which is marketed by Wyeth Pharmaceuticals.
      INNO-206. We are aware of two compounds in late stage testing for SCLC. The first compound is picoplatin from Poniard Pharmaceuticals. Picoplatin is a platinum agent that is currently in a Phase III study in SCLC. The Phase III study looks to compare picoplatin in combination with best supportive care alone in patients who were refractory to platinum therapy or failed to respond to platinum therapy within six months. We will test INNO-206 in patients who initially had a response on platinum therapy.
     The second compound in development in SCLC is amrubicin from Pharmion. Amrubicin is a synthetic anthracycline currently approved in Japan for use in lung cancer. Pharmion expects to initiate a Phase III study in the second half of 2007 in relapsed and refractory SCLC patients based on Phase II data from Japan showing a survival of between 9.2 and 11.7 months in this population.
     Amrubicin and doxorubicin are both anthracyclines. We believe that the albumin-binding ability of INNO-206 will allow the compound to overcome many of the side effect issues typically associated with anthracyclines. We also believe that using albumin as a carrier will allow for higher dosing and greater efficacy.
      INNO-305. To the best of our knowledge, there are currently two WT1-specific peptide immunotherapies in clinical development. A Japanese academic group (Sugiyama, et. al.) has developed a heteroclitic approach for WT1 that appears to activate only CTLs. The Japanese approach is specific only for patients with the HLA*A2402 haplotype (a haplotype refers to the genetic makeup of a person’s immune system). The HLA*A2402 is a haplotype common in Japanese patients but relatively uncommon outside of Asia.
     A German academic group (Keilholz, et. al.) has developed a native peptide WT1 immunotherapy that is currently in Phase II. There appears to be no intellectual property protection for the peptide being used, which we believe makes its commercial development unlikely.
     A peptide immunotherapy approach against proteinase 3 called PR1 has entered a Phase III study in AML after promising Phase I data. Although this immunotherapy is further ahead in development, we believe INNO-305 is superior for the following reasons. First, WT1 appears to be a superior target for AML since it is directly involved in leukemic cell growth and has been shown clinically to be a poor prognosticator for AML. Second, INNO-305 involves a heteroclitic approach which should induce a stronger CTL response. The PR1 candidate does not use a heteroclitic approach. Third, INNO-305 involves both a CTL and HTL response. It appears that the PR1 approach stimulates only a CTL response. In addition, because PR1 targets a different protein, there is the potential to combine it with INNO-305 in therapy. Assuming our studies are successful, the clinical data we generate will determine the best way to use each immunotherapy in patients.

     Cell Genesys is developing GVAX®, a vaccine for acute leukemias. GVAX for leukemia is comprised of a patient’s own cancer cells mixed with cells from cultured cell lines. All cells are then genetically modified to express granulocyte-macrophage colony-stimulating factor or GM-CSF. GM-CSF is a naturally occurring substance that is made by the body in response to infection or inflammation. GVAX for leukemia is currently in a Phase II study. We believe that the autologous/allogeneic immunotherapy approach is a difficult process to commercialize because of logistical and quality control problems that arise with the harvesting of a person’s cells, transferring those cells to a centralized manufacturing site, growing and/or modifying those cells and shipping them back to be administered to the individual. It is also unclear what the immunotherapy specifically targets for immune recognition, which makes it difficult, in our view, to determine if the correct immune responses are being made. For these reasons, we believe INNO-305 immunotherapy is a superior approach, assuming we can prove its efficacy.
     General. Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly (Alimta), Bristol-Myers Squibb (Erbitux) and Sanofi-Aventis (Eloxatin), and more established biotechnology companies such as Genentech (Avastin and Tarceva) and Imclone Systems (Erbitux), which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.
Other Compounds – Building Our Pipeline
     In order to leverage the infrastructure that we plan to develop and to better mitigate risk, we plan to in-license other clinical stage product candidates. We also plan to license pre-clinical technologies that appear promising, making decisions to fully commit resources only after pre-defined clinical endpoints are achieved. We believe this will allow us to replicate the target identification/therapeutic candidate development function without taking on the significant overhead costs usually associated with research and development. Additionally, we will not commit our product pipeline to a single platform or approach (i.e., monoclonal antibodies, antisense, recombinant DNA technology, cell culture technology, etc.), which we believe will better diversify our risk.
License Agreements and Intellectual Property
     Our goal is to procure, maintain and enforce robust patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and make, use and sell our products without infringing the proprietary rights of third parties, both in the United States and abroad. It is our continued mission to actively seek the broadest intellectual property protection available for our current product candidates, which are INNO-406, tamibarotene, INNO-206, INNO-305, future product candidates and any other proprietary technologies and/or assets through a combination of strategic contractual alliances and diversified intellectual property protection and enforcement, worldwide. We believe we accomplish our goals through a thorough business, technical and legal review of the intellectual property rights we intend to license, the inclusion of favorable and protective provisions in our license agreements and our entry into non-disclosure and intellectual property assignment agreements with the persons and entities with whom we contract, including our employees.
     We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors and consultants, which collectively represent a highly valued intangible asset. To help protect our proprietary know-how and other inventions for which patent protection may be difficult to enforce or easy to design around, we continue to rely upon trade secret protection. To this end, we require all of our employees, consultants, advisors and other contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions conceived during service with our company.
INNO-406
     In December 2005, we entered into an exclusive worldwide (with the exception of Japan) royalty-bearing license agreement with Nippon Shinyaku, including the right to grant sub-licenses, for the intellectual property relating to INNO-406 in any field. The Nippon Shinyaku license agreement expires on a country-by-country basis upon expiration of the subject patent rights. The INNO-406 license covers two PTC applications filed in 2003 and 2004, respectively.
     In consideration for the grant of the license to INNO-406, in January 2006 we paid Nippon Shinyaku an initial license fee of $600,000, and agreed to make additional payments in the aggregate amount of $13,350,000 (including $5,000,000 upon the product’s first final marketing approval) upon the achievement of clinical and regulatory milestones up to and including approvals in the U.S. and Europe. We also issued to Nippon Shinyaku 400,000 shares of our common stock. We also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the Nippon Shinyaku license agreement), dependent on reaching certain revenue thresholds;

•	annual minimum payments if sales of INNO-406 do not meet specified levels; and

•	a percentage of non-royalty sub-licensing income (as defined in the Nippon Shinyaku license agreement).
     The Nippon Shinyaku license agreement includes covenants that require us to, among other things: file an NDA by a specific date and use our commercially reasonable efforts to bring a licensed product to market. In the event that we breach a material term of the Nippon Shinyaku license agreement, Nippon Shinyaku has the option to terminate the agreement following the giving of notice and an opportunity to cure any such breach.
     As of December 31, 2006, we were in compliance with all obligations under this agreement.
Tamibarotene
     On December 6, 2006, we entered into a license agreement with TMRC Co., Ltd. for the license of patent rights held by TMRC for the North American development and commercialization of tamibarotene. The license granted to us is exclusive, applies to all product that may be subject to the licensed intellectual property and may be used in the treatment of acute promyelocytic leukemia, or APL. We may sublicense the intellectual property in our sole discretion. TMRC granted us an option to include within the license the use of the drug in other fields in oncology including multiple myeloma, myelodysplastic syndrome, and solid tumors.
     We paid TMRC a license issue fee of $85,000 on execution of the agreement. Under the license agreement, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of $4,165,000 upon meeting clinical, regulatory and sales milestones up to and including the first commercial sale of the product for the treatment of APL.
     Under the agreement, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market the product in those countries in North America that we determine are commercially feasible.
     The license agreement expires with the expiration of the subject patent rights or 15 years from the date of first commercial sale of product in North America, whichever is later. The agreement may be terminated if either party is in breach and the breach is not cured within a required amount of time. We may also terminate the agreement in the event of a material change in the safety profile of the technology that makes continued development impossible.
     As of December 31, 2006, we were in compliance with all obligations under this agreement.
INNO-206
     On August 18, 2006, we entered into a license agreement with KTB Tumorforschungs GmbH for the license of patent rights held by KTB for the worldwide development and commercialization of INNO-206. The license granted to us is exclusive and worldwide, applies to all product that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. KTB granted us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology. We also have the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.
     We paid KTB a license issue fee of $500,000 on execution of the agreement. Under the license agreement, we must make payments to KTB in the aggregate of $7,500,000 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval. We also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the KTB license agreement);

•	a percentage of non-royalty sub-licensing income (as defined in the KTB license agreement); and

•	milestones of $1,000,000 for each additional final marketing approval should we pursue them.
     In the event that we must pay a third party in order to exercise our rights to the intellectual property under the agreement, we will deduct a percentage of those payments from the royalties due KTB, up to an agreed upon cap. This deduction includes a percentage of any payments that might be required to be made by us to Bristol-Myers Squibb. Bristol-Myers Squibb holds a patent on technology that might be considered to block the patents and patent applications that are the subject of the license agreement with KTB. We have begun discussions with Bristol-Myers Squibb to develop a mutually beneficial arrangement.
     Under the agreement, we must use commercially reasonable efforts to conduct the research and development activities we determine are necessary to obtain regulatory approval to market the product in those countries that we determine are commercially feasible. Under the agreement, KTB will use its commercially reasonable efforts to provide us with access to suppliers of the active pharmaceutical ingredient of the product on the same terms and conditions as may be provided to KTB by those suppliers.
     The license agreement expires on a product-by-product basis upon expiration of the subject patent rights. We have the right to terminate the agreement on 30 days notice, provided we pay a cash penalty to KTB. KTB may terminate the agreement if we are in breach and the breach is not cured within a required amount of time or if we fail to use diligent and commercially reasonable efforts to meet various clinical milestones.
     As of December 31, 2006, we were in compliance with all obligations under this agreement.
INNO-305
     In December 2005, we entered into an exclusive worldwide royalty-bearing license agreement with the Sloan-Kettering Institute for Cancer Research, or SKI, including the right to grant sub-licenses, for the intellectual property relating to INNO-305 for all diseases, disorders and/or conditions, including but not limited to, oncology. The SKI license agreement expires on a country-by-country basis upon expiration of the subject patent rights. The INNO-305 license agreement includes a PTC patent application published in 2005; three U.S. provisional patent applications filed in 2005; and a U.S. continuation patent application claiming priority to an application filed in 2003.
     In consideration for the grant of the license to INNO-305, in January 2006 we paid SKI an initial license fee of $200,000 and agreed to make additional payments in the aggregate amount of $3,600,000 upon the achievement of clinical and regulatory milestones through the product’s first approval. We also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales (as defined in the SKI license agreement);

•	an annual license maintenance fee of $100,000 beginning on the first anniversary of the agreement and ending on the first commercial sale of INNO-305 (but not required to be paid in any year in which we make a milestone payment);

•	annual minimum payments for sales of INNO-305 for specified indications;

•	a percentage of non-royalty sub-licensing income (as defined in the SKI license agreement); and

•	milestones of $750,000 for each additional final marketing approval should we pursue them.
     The SKI license agreement includes covenants that require us to, among other things: initiate clinical trials by specific dates or pay financial penalties, which could be severe; use our commercially reasonable efforts to bring a licensed product to market; and prosecute and maintain patents related to INNO-305. In the event that we breach a material term of the SKI license agreement, SKI has the option to terminate the agreement following the giving of notice and an opportunity to cure any such breach.
     As of December 31, 2006, we were in compliance with all obligations under this agreement.
Clinical Research Organizations
     Our clinical trials will be conducted by third-party clinical research organizations with whom we will contract. We strive to negotiate terms with these third-parties that allow us to transfer the data and other results of the trials that they might perform for us to us or to another third party so that in the event the third-party provider stops performing or we wish to replace the third party for any reason, we will be entitled to the data and can transfer it quickly to another party to complete the trial. We believe that there is a sufficient number of clinical research organizations that should we need to replace any with whom we might have contracted we will be able to do so. We have contracted with Memorial Sloan Kettering Cancer Center to conduct our INNO-305 Phase I study and contracted with a third-party clinical research organization to conduct our Phase I trial for INNO-406, our Phase II trial for INNO-206 and our Phase II study for tamibarotene. We have a transfer of data clause in each of these contracts.
Manufacturing and Marketing
     We own no manufacturing facilities. We have contracted with various contract manufacturing facilities for supply of our active pharmaceutical ingredient, or API, for each of our products as well as for finished product. We currently have agreements in place with these manufacturers for the supply of product for all of our planned clinical studies. Pursuant to the license with TMRC, TMRC will provide us with tamibarotene at a fixed price and in a quantity sufficient to meet our clinical and commercial needs. We anticipate entering into a definitive supply agreement for these needs, on the commercial terms established in the license agreement in the first half of 2007. We plan to continue to use third-party manufacturers to produce material for use in future clinical trials and, if any of our products are approved for marketing, for commercial product. This manufacturing strategy will enable us to direct our financial resources to product development, without devoting resources to the time and cost associated with building large manufacturing plants. We do not have any supply contracts in place at this time.
     We plan to establish our own sales and marketing infrastructure and commercialize the products ourselves in the U.S. We intend to seek a third party marketing partner for commercialization outside of the U.S. Any such infrastructure or third party marketing agreement would be established only once one or more of our drug candidates is close enough to being approved for marketing.

Government Regulation
     The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of our potential products are extensively regulated by governmental authorities in the U.S. and other countries. Satisfaction of FDA requirements or requirements of state, local and foreign regulatory agencies for new drug development typically takes several years, and the actual time required can vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Satisfaction of these requirements will be expensive and we cannot be certain that the FDA or any other regulatory agency will grant approval for INNO-406, tamibarotene, INNO-206, INNO-305 or any of our future products on a timely basis, if at all.
     Success in pre-clinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Failure to comply with the applicable requirements might subject us to administrative or judicial sanctions in the U.S., such as the FDA’s refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and criminal prosecution. Even if a product receives regulatory approval, the approval might be significantly limited to specific indications or uses. After regulatory approval is obtained, later discovery of previously unknown problems with a product might result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining or failures to obtain regulatory approval of INNO-406, tamibarotene, INNO-206, INNO-305 or any future product would have a material adverse effect on our business.
     U.S. Drug Approval Process. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. None of INNO-406, tamibarotene, INNO-206, INNO-305 or our future drugs, if any, may be marketed in the United States until the drug has received FDA approval. The steps required before a drug, including INNO-406, tamibarotene, INNO-206, and INNO-305, may be marketed in the United States include:
•	preclinical laboratory tests, animal pharmacology and toxicology studies, and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials might begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA;

•	FDA review and approval of the NDA; and

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs.
     Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials might begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Our IND for INNO-406 was allowed on June 15, 2006. An IND for INNO-305 was allowed by the FDA in October 2006. We expect to file INDs for INNO-206 and tamibarotene in the first and second quarter of 2007, respectively, but there is no assurance that the FDA will allow them. We cannot be sure that submission of any future IND for another drug study will result in the FDA allowing clinical trials to begin.
     Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.
     Clinical trials typically are conducted in three sequential phases, but the phases might overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an institutional review board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial.
     Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Our Phase I study for INNO-406 is designed to establish the biologically active dose for INNO-406. The Phase I study for INNO-406 began in July 2006. The Phase I study for INNO-305 is designed to test the safety, tolerability, pharmacokinetics and preliminary efficacy of INNO-305. The Phase I study for INNO-305 began October 2006.
     Phase II usually involves trials in a limited patient population to:
•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate, preliminarily, the efficacy of the drug for specific indications.

     Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specified period of time, if at all. Further, clinical trials might be suspended by us or the FDA at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
     Assuming positive results from our Phase I study for INNO-305, we plan to conduct a Phase II/III study. Assuming positive results from our Phase I study for INNO-406, we plan to conduct a pivotal Phase II registration study. A Phase I study for INNO-206 was successfully completed in Germany in 2005, and we plan to conduct Phase II and Phase III studies in 2007 and 2008, respectively. Tamibarotene is currently approved in Japan and we intend to begin a Phase II pivotal study in 2007.
     The FDCA permits the FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as Special Protocol Assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances.
     Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. The FDA reviews the application for adequacy. We cannot be sure that any approval will be granted on a timely basis, if at all. The FDA might also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.
     The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, or provide for approval on the basis of surrogate endpoints. Generally, drugs that might be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We cannot be sure that, if desired, any of our drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced.
     Section 505b2 of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.
     Before approving an NDA, the FDA usually will inspect any facility at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require postmarketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.
     After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we could market any product for additional indications, we would have to obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot be sure that additional approval for new indications, if any, will be approved on a timely basis, or at all.
     Post-Approval Requirements. Even after a drug has been approved by the FDA for sale, the FDA might require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA might withdraw its approval of the drug. In addition, holders of an approved NDA are required to:
•	report certain adverse reactions to the FDA;

•	comply with certain requirements concerning advertising and promotional labeling for their products; and

•	continue to have quality control and manufacturing procedures conform to cGMP after approval.
     The FDA periodically inspects the sponsor’s records related to safety reporting or manufacturing facilities, including an assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections might identify compliance issues at the facilities of our contract manufacturers that could disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval might result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market.
     Orphan Drug Designations. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication.
     We applied for orphan drug status for INNO-406, which status was granted by the FDA in January 2007. We intend to apply for orphan drug status for INNO-305 for acute myelogenous leukemia, but we have no timeline for that application, which would be dependent on successful results of the Phase I study. We intend to apply for orphan drug status for tamibarotene of acute promyelocytic leukemia in the first half of 2007.
     Subpart H Approval. The FDA may grant marketing approval of a drug under its subpart H regulations. This program makes it possible for a drug candidate for a life-threatening disease to be approved more quickly than the normal application process. Approval is based on a surrogate endpoint or on restrictions to ensure safe usage.
     The FDA may grant marketing approval for a new drug on the basis of one or more adequate and well-controlled clinical trials that establish that the drug has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval is subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit, or of the observed clinical benefit to ultimate outcome. Post-marketing studies generally would be studies already underway. When required to be conducted, such studies must also be adequate and well-controlled.
     If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug product, such as:
•	distribution restricted to certain facilities or physicians with special training or experience; or

•	distribution conditioned on the performance of specified medical procedures.
The limitations imposed would be commensurate with the specific safety concerns presented by the drug.
     Non-U.S. Regulation. Before our products can be marketed outside of the U.S., they are subject to regulatory approval similar to that required in the U.S., although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.
     In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.
     While we intend to market INNO-406, tamibarotene, INNO-206 and INNO-305 outside the United States in compliance with our respective license agreements, we have not made any applications with non-U.S. authorities and have no timeline for such applications or marketing.
Employees
     As of December 31, 2006, we had a total of 9 employees. Our Chief Executive Officer is Steven Kelly, who is experienced in the launch of anti-cancer products for major pharmaceutical and biotechnology companies. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.
Scientific Advisory Board
     We retain the services of several qualified individuals on our Scientific Advisory Board. The Scientific Advisory Board meets at least twice a year and more often if significant developments or new information become available and require expert review.

These meetings serve primarily as an opportunity to review our scientific, research and clinical development plans from the perspective of key opinion leaders in the medical community. The meetings also provide a forum in which members provide specific advice concerning the design of clinical research protocols that we intend to utilize for the development of our drug candidates. Meetings also provide us with an opportunity to test the validity of any assumptions regarding the attitudes of the medical community relative to the importance of various drug characteristics that might be highlighted during development. Our Scientific Advisory Board consists of the following individuals:
     Peter Anthony Jones, Ph.D. Dr. Jones is Director of the USC/Norris Comprehensive Cancer Center, Distinguished Professor of Urology, Biochemistry and Molecular Biology, Keck School of Medicine at the University of Southern California and is the former President of the American Association for Cancer Research (AACR). Dr. Jones is a pioneer in the study of DNA methylation in human cancer, a process associated with controlling tumor suppressor genes in a wide variety of tumors.
     Alan F. List, M.D. Dr. List is Chief of the Hematologic Division at the H. Lee Moffitt Cancer Center & Research Institute, Tampa, Florida, and Professor of Medicine and Oncology at the University of South Florida College of Medicine. Dr. List is an internationally recognized investigator in the biology and treatment of acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). He serves on the Board of Directors for the MDS Foundation and the Aplastic Anemia and MDS International Foundation.
     Edward A. Sausville, M.D., Ph.D. Dr. Sausville is Associate Director for Clinical Research, Greenbaum Cancer Center, University of Maryland. Dr. Sausville has served as associate director of the National Cancer Institute’s Developmental Therapeutics Program, which has played a key role in developing many currently used anti-cancer drugs. He was instrumental in bringing to clinical study, Velcade, the first of a new class of medicines approved for treatment of multiple myeloma.
     Howard I. Scher, M.D. Dr. Scher is the Chief of the Genitourinary Oncology Service and the D. Wayne Calloway Chair in Urologic Oncology at the Memorial Sloan Kettering Cancer Center. He is an investigator in the field of genitourinary cancers. He is currently overseeing the development of new therapies for prostate cancer, including the use of novel therapies such as monoclonal antibodies, vaccines, and drugs that target specific signaling pathways. His research has focused on the use of prognostic models to select treatments for individual patients, the use of combination therapy approaches, and early markers of response to treatment. Dr. Scher received his M.D. from New York University School of Medicine and completed fellowships at Memorial Sloan Kettering Cancer Center and The New York Hospital-Cornell Medical Center.
     Daniel D. Von Hoff, M.D. Dr. Von Hoff is Senior Investigator and Head of Translational Research at the Translational Genomics Research Institute’s Translational Drug Development Division and Head, Pancreatic Cancer Research Program in Phoenix, Arizona. He also is Chief Scientific Officer for US Oncology. Dr. Von Hoff and his colleagues were involved in the beginning of the development of many anti-cancer agents including mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, and CPT-11. He was appointed by the President to the National Cancer Advisory Board. He is past President of the American Association for Cancer Research, a founder of ILEX™ Oncology, Inc. (recently acquired by Genzyme), founder and the Editor Emeritus of Investigational New Drugs – The Journal of New Anticancer Agents, and Editor-in-Chief of Molecular Cancer Therapeutics.
ITEM 1A. RISK FACTORS
     This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report.
     If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.
Risks Relating to our Business
We have an immediate need for capital and will need to raise additional capital to continue our business.
     To date, we have generated no product revenues, yet we have had operating and capital expenditures to in-license and begin development of our product candidates. As a result of these expenses and lack of revenue, at December 31, 2006, we had working capital of only $1,330,135. In addition, as a result of our financial position at December 31, 2006, we received a “going concern” opinion from our auditors, which is included in our financial statements in this report. Until, and unless, we receive approval from the FDA or foreign regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are INNO-406, tamibarotene, INNO-206, and INNO-305, and none of them have been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from existing cash and short-term investments. At December 31, 2006, we had cash and short-term investments of only $2,820,162. We believe that our cash and short-term investments will sustain our operations through March

2007. As a result, we will need to seek additional sources of financing for our operations, which might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned pre-clinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on our then current stockholders.
We are not currently profitable and might never become profitable.
     We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Our research and development costs from inception to December 31, 2006 have totaled $16,033,843. At December 31, 2006, we had an accumulated deficit of $23,552,472 and had a net loss applicable to common shareholders of $17,499,192 for the year ended December 31, 2006. We also expect to continue to incur significant operating and capital expenditures, including research and development costs for our product candidates, and anticipate that our expenses will increase substantially in the foreseeable future as we:
•	continue to undertake pre-clinical development and clinical trials for INNO-406, tamibarotene, INNO-206, and INNO-305 and any possible future product candidates;

•	seek regulatory approvals for INNO-406, tamibarotene, INNO-206, and INNO-305 and possible future product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.
     We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We might not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact our operations. We expect to incur substantial losses for the foreseeable future and might never become profitable.
We have a limited operating history upon which to base an investment decision.
     We are a development stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:
•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.
     Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary technology for, and undertaking pre-clinical trials and clinical trials of our product candidates. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to commercialize INNO-406, tamibarotene, INNO-206, and INNO-305, or any future product candidate and the advisability of investing in our securities.
We might not obtain the necessary U.S. or worldwide regulatory approvals to commercialize INNO-406, tamibarotene, INNO-206, and INNO-305 or any future product candidate.
     We cannot assure you that we will receive the approvals necessary to commercialize and sell our current product candidates, INNO-406, tamibarotene, INNO-206, and INNO-305, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize any product candidate in the U.S. and approvals from the equivalent regulatory authorities in foreign jurisdictions to commercialize any product candidate in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses, including our current product candidates.
     Even if we comply with all FDA requests, the FDA may ultimately reject any of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our current product candidates or any other product. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.
     In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.
Delays in the regulatory approval process might harm our ability to commercialize any product candidate.
     The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies for any of our current product candidates or any product candidate we acquire or develop in the future. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:
•	delay commercialization of, and our ability to derive product revenues from, any product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy if competing products are able to be marketed before our products.
     Delays in the regulatory approval process in foreign jurisdictions could have the same negative impact on our drug commercialization plans in those jurisdictions.
Our current product candidates are in the early stage of clinical trials or are still in pre-clinical trials.
     Our current product candidates, INNO-406, tamibarotene, INNO-206, and INNO-305, are in an early stage of development and require extensive pre-clinical and clinical testing. That testing might show that these compounds have little or no efficacy. Even if pre-clinical or clinical trials for these compounds are positive, we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of them or whether such an NDA will be accepted. Failure to submit or receive approval of an NDA for any of our current product candidates or any other product candidate we might acquire will severely undermine our business by leaving us with few or no saleable products, and therefore with limited or no sources of revenues, until another product candidate can be developed. Delays in the approval of an NDA could:
•	delay commercialization of, and our ability to derive product revenues from, any product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we might otherwise enjoy if competing products are able to be marketed before our products.
     Our INNO-406 IND was allowed on June 15, 2006. Our Phase I study for INNO-406 began in July 2006 and is ongoing. Our expectations for this product is based on preclinical studies conducted on animals and Phase I clinical study results to date. As a result, we have very limited safety or efficacy data on this product, though we have seen evidence of efficacy early in our Phase I trial and have not seen any significant adverse events.
     An IND for INNO-305 was allowed in October 2006. The Phase I study for INNO-305 began in October 2006 and is ongoing. Our expectations for INNO-305 are based on pre-clinical studies and on analogous programs in Germany and Japan which showed positive clinical outcomes in Phase I and II clinical testing.
     We cannot determine whether the prior or current studies, including any preliminary positive data, for either product are predictive of clinical safety or efficacy. These same risks are true for our planned development of INNO-206 and tamibarotene, for which INDs are expected to be filed with the FDA in the first half of 2007.
Clinical trials are very expensive, time-consuming and difficult to design and implement.
     Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Further, failure can occur at any stage of the trials, and we could encounter problems that could delay or cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials, including those for our current product candidates or any future compound, might be delayed by several factors, including:
•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
     In addition, we or the FDA might suspend any of our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the IND submission or the conduct of that trial. Therefore, we cannot predict with any certainty the schedule for future clinical trials.
The results of our clinical trials might not support our product candidate claims.
     Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure may cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, a clinical trial will delay the filing of the related NDA with the FDA and, ultimately, our ability to commercialize that product candidate and generate product revenues from that product. In addition, our Phase I clinical trials for INNO-406 and INNO-305 involve, and future trials for these and our other product candidates might involve, a small number of patients. Because of the small sample size, the results of these clinical trials might not be indicative of future results.
Physicians and patients might not accept and use our drugs.
     Even if the FDA approves our current product candidates, physicians and patients might not accept and use them or any other product we might develop. Acceptance and use of our products will depend upon a number of factors including:
•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug;

•	cost-effectiveness of our products relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
     Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these drugs to find market acceptance would harm our business and could require us to seek additional financing.
Our product candidates might have unintended results, which might not be discovered until after commercialization.
     Any of our product candidates, even if successfully tested, approved and commercialized, could result in unintended consequences in consumers. Any consequence might not be discovered for many years after commercialization of a product. Such a development could have a negative impact on our earnings and operations.
Our drug development program depends upon third-party researchers who are outside our control.
     We depend upon independent investigators and collaborators, such as universities, medical institutions and clinical research organizations, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators might also have relationships with other commercial entities, some of whom might compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.
We will rely exclusively on third parties to formulate and manufacture our product candidates.
     We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. For INNO-406, we have ongoing production contracts for clinical material for current and planned clinical trials and are negotiating with a potential commercial scale supplier for INNO-406 in the event that INNO-406 is approved by the FDA. We have contracted with a third party to supply, store and distribute tamibarotene for our clinical trials and any possible commercialization. We currently have contracts for product supply for our planned future clinical trials for INNO-206 but, if testing is successful and commercialization is approved by the FDA, we do not currently have contracts for the commercial scale manufacture of INNO-206. We are negotiating with suppliers to provide us with additional supplies of INNO-305 for its continuing Phase I trial. If any of our current product candidates or any other product candidate we might develop or acquire in the future, receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. Our reliance on third-party manufacturers exposes us to the following risks:
•	We might be unable to identify manufacturers on commercially reasonable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state and foreign agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we might not own, or might have to share, the intellectual property rights to the innovation.
     Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues. Any of these events could impair our earnings and financial condition.
We have no experience selling, marketing or distributing products and no internal capability to do so.
     We currently have no sales, marketing or distribution capabilities. Currently, we intend to perform selling and marketing activities ourselves which will require significant capital expenditures, management resources and time to establish and develop an in-house marketing and sales force with technical expertise. We do not currently have the resources to allocate to the sales and marketing of our proposed products. To the extent that we decide not to, or are unable to establish sales and marketing activities for our products, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the success of which will be dependent upon the collaborator’s strategic interest in the products under development and the collaborator’s ability to successfully market and sell any such products. If we do pursue collaborative arrangements regarding the sales and marketing of our products, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.
If we cannot compete successfully for market share against other drug companies, we might not achieve sufficient product revenues and our business will suffer.
     The market for each of our current product candidates, as for most drugs, is characterized by intense competition and rapid technological advances. If any product candidate receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. The most significant competitors for INNO-206 are Poniard Pharmaceuticals and Pharmion, each of which is developing a compound for small cell lung cancer. Cell Genesys is developing a vaccine for acute leukemia that may be competitive with INNO-305. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that may be competitive with INNO-406. This most significant competitors for tamibarotene are treatment with ATRA, a generic compound and Cephalon’s arsenic trioxide. These or other future competing products might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we might not achieve sufficient product revenues and our business will suffer.
     We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds already approved or in development. As noted above, Poniard Pharmaceuticals and Pharmion are each developing a compound for small cell lung cancer that would compete with INNO-206. Cell Genesys is developing a vaccine for acute leukemia that would compete with INNO-305. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that would compete with INNO-406. ATRA and arsenic trioxide could both compete with tamibarotene. These competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.
We might not be able to compete successfully with these entities due to our limited operating history and limited resources.
Developments by competitors might render our products or technologies obsolete or non-competitive.
     Companies that currently sell both generic and proprietary compounds for the treatment of cancer and related diseases include but are not limited to Amgen, Sanofi-Aventis, Bristol-Myers Squibb, Genentech, Eli Lilly, Johnson & Johnson and Pharmion. Alternative technologies are being developed to treat cancer and related diseases by numerous companies including Bristol-Myers Squibb, MGI Pharma, Merck and Genentech, several of which are in advanced clinical trials. There also are cancer tumor inhibiting therapies that are in the late stage of development, and that are being developed by larger established companies: Alimta (Eli Lilly), Avastin (Genentech), Eloxatin (Sanofi-Aventis), Erbitux (Bristol-Myers Squibb and Imclone Systems) and Tarceva (Genentech). Cell Genesys is developing a vaccine for acute leukemia. Poniard Pharmaceuticals and Pharmion are developing compounds for small cell lung cancer. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that would compete with INNO-406. ATRA and arsenic trioxide could compete with tamibarotene. In addition, companies pursuing different but related fields represent substantial competition. Any of these competing therapies could prove to be more effective than INNO-406, tamibarotene, INNO-206, or INNO-305 or any future therapy of ours. In addition, many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations. Any or all of these competitors might inhibit or prevent entirely the successful commercialization of our products.
If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.
     Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.
     We currently hold exclusive patent rights, including rights under U.S. patents and U.S. patent applications as well as rights under foreign patents and patent applications on our current product candidates. However, we cannot predict for our current product candidates or any other proprietary property we might acquire:
•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings to protect or defend other intellectual property rights which might be costly whether we win or lose.
     Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents might be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements might not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.
If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.
     If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we might have to:
•	obtain licenses, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing drug candidate;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings that might be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
Any of these events could substantially harm our earnings, financial condition and operations.
Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.
     Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:
•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.
     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage might not be available, and reimbursement levels might be inadequate, to cover our drugs. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product, once approved, it might inhibit or prevent market acceptance of such product.
We might not successfully manage our growth.
     Our success will depend upon the expansion of our operations to develop our current product candidates and to obtain and develop other product candidates. Our success also will depend on the effective management of our growth, which will place a significant strain on our management and on our limited administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.
We might be exposed to liability claims associated with the use of hazardous materials and chemicals.
     Our research and development activities might involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products might require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.
We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
     We are highly dependent on our executive officers and scientific and medical advisors because of their expertise and experience in drug development. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results
If we are unable to hire additional qualified personnel, our ability to grow our business might be harmed.
     We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. Attracting and retaining qualified personnel will be critical to our success. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful, especially given our limited operating history and limited resources.

We might incur substantial liabilities and might be required to limit commercialization of our products in response to product liability lawsuits.
     The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we might incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. While we carry clinical trial insurance that includes product liability insurance, the coverage might not be sufficient to cover any claims. We intend all our agreements with our collaborators to indemnify us for their errors and omissions. However, we might not be able to obtain such contractual protection. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification might not be available or adequate should any claim arise.
Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
     The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, enforceability or scope of our patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors.
     Some jurisdictions have laws that permit the government to force a patentee to grant a license to a third party for commercialization of a patented product if the government concludes that the product is not sufficiently developed or not meeting the health needs of the population. Such compulsory licensing laws are very rarely invoked outside of South America and Africa. In addition, a number of countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.
     Because of the extensive time required for development, testing and regulatory review of a new drug, it is possible that any related patent may expire before any of our product candidates can be commercialized or remain in force for only a short period following commercialization. In either case, this would reduce any advantages of the patent.
Risks Related to Our Securities
There currently is a limited market for our common stock.
     Our common stock is quoted on the Over-the-Counter Bulletin Board. Trading in our common stock has been very limited, which could affect the price of our stock. We have no plans, proposals, arrangements or understandings with any person with regard to the development of an active trading market for our common stock, and no assurance can be given that an active trading market will develop.
     Our common stock does not currently meet the listing standards of the Nasdaq Stock Market and might never meet those standards. The lack of such a listing adversely affects the pricing and execution of trades in our common stock.
The prices at which shares of our common stock trade have been and will likely continue to be volatile.
     Due to the lack of an active market for our common stock, you should expect the prices at which our common stock might trade to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:
•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.
     In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that might have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance.
A small group of persons hold a significant amount of our stock and could limit your ability to influence the outcome of key transactions, including a change of control.
     Individuals and entities affiliated with Paramount BioCapital, Inc., or Paramount, which include two of our directors as explained below, beneficially own or control a significant portion of our common stock, including for this purpose, warrants and options. At December 31, 2006, individuals affiliated with Paramount owned 2,532,717 shares of our common stock, excluding warrants and options to purchase an aggregate of 204,877 shares, which represented 27.7% of our outstanding common stock on that date. Individually and in the aggregate, these persons will have significant influence over our business, the election of directors and all matters requiring stockholder approval. In particular, this concentration of ownership might have the effect of facilitating, delaying, deferring or preventing a potential acquisition and might adversely affect the market price of our common stock.
     Our directors, executive officers and one of our principal stockholders, Lindsay A. Rosenwald, M.D., beneficially owned 2,794,732 shares, or 30.6%, of our outstanding shares of common stock at December 31, 2006, but excluding warrants to purchase 147,626 shares that were exercisable on December 31, 2006. Dr. Rosenwald is an officer of Paramount and its affiliated companies, including Paramount BioSciences, LLC, or PBS. At December 31, 2006, two of our four directors were employees of Paramount or PBS. In addition, trusts established for the benefit of Dr. Rosenwald and his family owned 1,399,129 shares, or 15.3%, of our outstanding common stock at December 31, 2006. Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts and disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a–1(a)(2) promulgated under the Securities Exchange Act of 1934, as amended) that he may have in these trusts. Accordingly, our executive officers, directors and Dr. Rosenwald will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our common stockholders, including an amendment to our Certificate of Incorporation and a merger or acquisition or a sale of substantially all of our assets. These stockholders might make decisions that are adverse to those of our other stockholders. In addition, these stockholders could negotiate the terms of any transaction we might undertake with any of their affiliates, such as Paramount or PBS, which transaction might be on terms less favorable than could be available from third parties.
We have never paid dividends and do not intend to pay cash dividends.
     We have never paid dividends on our common stock and currently do not anticipate paying cash dividends on our common stock for the foreseeable future. Consequently, any returns on an investment in our common stock in the foreseeable future will have to come from an increase in the value of the stock itself. As noted above, the lack of an active trading market for our common stock will make it difficult to value and sell our common stock. While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that all earnings, if any, will be retained to finance our future operations.
There are a significant number of shares of our common stock eligible for sale, which could depress the price of our stock.
     As of December 31, 2006, we had 9,147,068 shares of common stock outstanding. In August 2006, we registered for resale an aggregate of 8,362,852 shares of our common stock that may be sold by certain of our current stockholders. These shares are freely tradeable without restriction or further registration under the federal securities laws unless purchased by our affiliates. If these or other stockholders sell substantial amounts of our common stock, whether privately or in the public market, or, if the market perceives that these sales may occur, the price of our common stock might decline. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock.
Investors could lose confidence in our financial reports, and our stock price might be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
     As a non-accelerated filer with a fiscal year end of December 31, we must first report on management’s assessment of the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for our fiscal year ending December 31, 2007. We must first provide our auditor’s attestation of our management’s assessment for our fiscal year ending December 31, 2008. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal controls over financial reporting are operating effectively. If our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We sublease approximately 5,526 square feet of office space at 555 Madison Avenue, New York, New York, pursuant to a sublease dated March 14, 2005. This lease currently requires us to make monthly payments of approximately $17,499, subject to increase to $18,420 in the sixth year of the lease. The lease expires August 30, 2012. We do not own any real property. We believe that our existing facilities are adequate to meet our needs until the second half of 2008.
ITEM 3. LEGAL PROCEEDINGS
     We are not subject to any pending legal proceeding, nor are we aware of any threatened claims against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the name, age and position of each of our executive officers as of February 28, 2007.

Name	Age	Position
Steven Kelly	41	President, Chief Executive Officer and Director

Adam Craig, M.D., Ph.D.	41	Vice President and Chief Medical Officer

J. Gregory Jester	39	Vice President and Chief Financial Officer

Eric Poma, Ph.D.	35	Vice President — Business Development and Secretary
     Steven Kelly – President, Chief Executive Officer and Director. Mr. Kelly joined Innovive in June 2004 as President and Chief Executive Officer. Prior to joining Innovive, from November 2002 to May 2004, Mr. Kelly headed the newly created oncology marketing group for Sanofi-Synthelabo’s U.S. division, where he led the launch of Eloxatin™, a treatment of colorectal cancer. Mr. Kelly joined Sanofi from IDEC Pharmaceuticals where he was employed from September 1996 to October 2002, most recently as Director of Marketing. While at IDEC, Mr. Kelly led the launch of Rituxan® in a co-promotion agreement with Genentech. Rituxan is a treatment for non-Hodgkins lymphoma. Prior to IDEC, Mr. Kelly worked at Amgen from August 1987 to September 1996, where he held various positions, including roles in Epogen® marketing, new products marketing, and manufacturing. Mr. Kelly holds an M.B.A. from Cornell University and a B.S., General Science — Biology and Chemistry, from the University of Oregon.
     Adam Craig, M.D., Ph.D. – Vice President and Chief Medical Officer. Dr. Craig joined Innovive in April 2005 as Vice President and Chief Medical Officer. Prior to joining Innovive, from December 2003 to April 2005, Dr. Craig was Medical Director and Vice President, Clinical Development for ArQule, Inc. where he was responsible for establishing a clinical development function and transitioning the organization from a purely bench research company to an integrated development company. Prior to ArQule, Dr. Craig held positions at Ilex Oncology, Inc. from April 2002 to December 2003 and Antisoma, plc from March 2001 to March 2002. Dr. Craig was a Medical Research Council Clinical Research Fellow from January 1998 to February 2001. Dr. Craig received his medical degree in July 1999 and his Ph.D. in Molecular Medicine in June 2001 from The University of Leeds in the United Kingdom.
     J. Gregory Jester – Vice President and Chief Financial Officer. Mr. Jester joined Innovive in October 2006 as Vice President and Chief Financial Officer. Prior to joining Innovive, from 1995 to 2006, Mr. Jester was employed by Barr Pharmaceuticals, Inc. most recently as Vice President and Corporate Controller where he led a 40 person team responsible for corporate and operational accounting, financial reporting and analysis, budgeting and forecasting as well as all SEC filings. Prior to

Barr, Mr. Jester held various positions at Meridian Sports Inc., The CIT Group/Credit Finance and KPMG LLP. Mr. Jester is a Certified Public Accountant and received his B.S., Business Administration from the University of Richmond.
     Eric Poma, Ph.D. – Vice President — Business Development and Secretary. Dr. Poma joined Innovive in March 2005 as Vice President, Business Development. Prior to joining Innovive, from June 2001 to March 2005, Dr. Poma was the Assistant Vice President, Business Development at Imclone Systems. From July 2000 to June 2001, Dr. Poma was a biotechnology analyst at Eagle Growth Asset Management. Dr. Poma received his Ph.D. in Microbiology and Immunology and a B.S., Biology from the University of North Carolina at Chapel Hill. In addition, Dr. Poma holds an M.B.A. from New York University’s Stern School of Business.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     On October 13, 2006, our common stock began to be quoted on the Over-the-Counter Bulletin Board, or OTCBB, a regulated quotation medium that is administered and regulated by the National Association of Securities Dealers, Inc., or NASD. The trading symbol is “IVPH.” Prior to October 13, 2006, our common stock was not listed or quoted on any exchange or quoted by any service. From our inception on March 24, 2004 through October 13, 2006, to our knowledge, there were no trades among our stockholders. As of February 28, 2007, the number of record holders of our common stock was approximately 127. We believe that a number of investors in our common stock hold their shares in street name. Therefore, we believe the number of beneficial owners of our common stock is greater than the number of record holders of our common stock.
     The table below provides the high and low bid prices for our common stock during the fourth quarter of 2006, as quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High	Low
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter	$4.25	$3.25
     The market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, announcements of technological innovations or new therapeutic products by us or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, future sales of substantial amounts of common stock by existing stockholders and general market conditions, can have an adverse effect on the market price of the common stock.
     We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. For the foreseeable future, any earnings that we may realize will be returned to finance our growth.
     For information on our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. The following selected financial data are derived from our audited financial statements included in this report:

			Period from March
			24, 2004 (inception)
	Year Ended December 31,		to December 31,
Statement of Operations Data:	2006	2005	2004
Operating expenses:
Research and development	$12,236,862	$3,628,390	$168,591
General and administrative	3,419,749	1,656,193	199,966

Total operating expenses	15,656,611	5,284,583	368,557

Loss from operations	(15,656,611)	(5,284,583)	(368,557)
Interest income	155,877	16,217	—
Interest expense (includes amortization of debt discount, charge for beneficial conversion feature and change in fair value of warrant liability)	1,189,493	410,573	5,784

Net loss	(16,690,227)	(5,678,939)	(374,341)
Imputed preferred stock dividends	808,965	—	—

Net loss applicable to common shares	$(17,499,192)	$(5,678,939)	$(374,341)

Net loss per common share — basic and diluted	$(2.74)	$(1.83)	$(0.12)

Weighted average common shares outstanding — basic and diluted	6,391,802	3,107,338	3,002,100

Balance Sheet Data:	December 31, 2006	December 31, 2005	December 31, 2004
Cash and cash equivalents and short-term investments	$2,820,162	$133,594	$22,734
Working capital (deficiency)	1,330,135	(4,039,229)	(27,445)
Total assets	4,228,172	500,305	31,622
Deficit accumulated during the development stage	(23,552,472)	(6,053,280)	(374,341)
Total stockholders’ equity (deficiency)	1,456,004	(5,133,851)	(374,341)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our former product candidate, INNO-105, and our current pharmaceutical technologies, INNO-406, tamibarotene, INNO-206, and INNO-305, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2008 and tamibarotene until the second half of 2008, INNO-206 until the first half of 2009 or INNO-305 until the second half of 2009. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through December 31, 2006, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note and a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006.
Immediate Need for Operating Funds
     To date, we have not generated any revenues from operations. At December 31, 2006, we had cash and short-term investments of $2,820,162. We expect to continue to incur losses for the foreseeable future. We expect that our cash and short-term investments will sustain our operations through the first quarter of calendar 2007. We will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows, if ever.
Lack of Revenue
     We had not generated any revenue from any source through December 31, 2006 and we do not expect to generate revenue within the foreseeable future. We might never be able to generate revenue. None of our existing product candidates is expected to be commercially available until 2008 at the earliest, if at all.
Critical Accounting Policies
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 1 to the financial statements included in this report. The following accounting policies are critical to fully understanding and evaluating our financial results.
Research and Development Expense
     Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of our licensed pharmaceutical candidates. These costs primarily include fees paid to consultants and outside service providers for drug manufacture and development and other expenses. We expense our research and development costs as they are incurred. License fees and pre-approved milestone payments due under each research and development arrangement that are paid prior to regulatory approval are expensed when the license is entered into or the milestone is achieved. If a product receives regulatory approval, we will record any subsequent milestone payments as intangible assets.
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
Accounting for Stock-Based Compensation
     We account for restricted common stock issued to our employees using the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” or SFAS 123(R). In determining the fair value of the shares of restricted stock we issued in 2005, we considered, among other factors, (1) the advancement of our technology, (2) our financial position and (3) the fair value of our common stock as determined in arm’s-length transactions. Our results include non-cash compensation expense as a result of the issuance of the restricted common stock utilizing this method. We expect to record additional non-cash compensation expense in the future, which might be significant, particularly if our stock price increases.
     We account for stock options granted to employees and non-employees on a fair value basis in accordance with SFAS 123(R), “Share-Based Payment,” and for stock issued to non-employees in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any options issued to non-employees are recorded in the financial statements using the fair value method and then amortized to expense over the applicable service periods. Pursuant to EITF Issue No. 96-18, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of the options.
     We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instrument. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the senior convertible notes were initially exercisable into an indeterminable number of common shares, we had determined that, under the guidance of EITF 00-19, we could not conclude that we had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, we had classified the fair value of all vested warrants and options issued to non-employees as a liability. As a result of the private placement of our Series A convertible preferred stock on June 29, 2006, the fair value of the liability for all vested warrants and options issued to non-employees was reclassified from warrant liability to additional paid-in capital.
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Research and development expense. Research and development expense increased $8,608,472 or 237% from $3,628,390 for the year ended December 31, 2005 to $12,236,862 for the year ended December 31, 2006. The increase was primarily attributable to $7,138,557 in higher spending on the development of INNO-406, $1,253,920 in milestone payments and development costs for INNO-206, which we licensed in August 2006, and $809,490 in higher headcount and employee option costs. The higher spending on these projects was slightly offset by $965,000 in lower milestone payments and development costs related to INNO-105, which we discontinued development on in September 2006 and $521,675 in lower milestones related to the license of INNO-406. Higher development costs for INNO-406 are due to initiation of the Phase I clinical trial as well as product development and manufacturing costs to support the clinical study. Higher headcount and employee option costs are primarily attributable to additional headcount in 2006 to support additional products in development. Lower milestone payments related to INNO-406 is primarily due to the prior year including an upfront license fee of $600,000.
     General and administrative expense. General and administrative expenses increased $1,763,556 or 106% from $1,656,193 for the year ended December 31, 2005 to $3,419,749 for the year ended December 31, 2006. The increase is primarily related to $790,856 in higher headcount and stock option costs as well as higher administrative costs, including rent, consulting and insurance as we expand our operations in support of our development program.
     Interest expense. Interest expense increased $778,920 or 190% from $410,573 for the year ended December 31, 2005 to $1,189,493 for the year ended December 31, 2006. The increase was due to several factors including:
•	a $788,086 non-cash amortization charge for the recognition of the beneficial conversion feature on the senior convertible notes;

•	the increase in borrowings related to the future advance promissory note issued to Paramount BioCapital Investments LLC, or PBI, in June 2004 and a related party; and

•	the issuance of the 5% senior convertible notes in June 2005, non-cash amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability.
     Interest income. Interest income increased $139,660 or 861% from $16,217 for the year ended December 31, 2005 to $155,877 for the year ended December 31, 2006. The increase was attributable to higher average cash and cash equivalents and short-term investments for the current year.
     Net loss. Net loss increased $11,011,288 or 194% from $5,678,939 for the year ended December 31, 2005 to $16,690,227 for the year ended December 31, 2006. The increase in net loss was attributable to the increase in research and development expense, general and administrative expense and interest expense discussed above.
Year Ended December 31, 2005 Compared to Period from March 24, 2004 (Inception) to December 31, 2004
     Research and development expense. For the year ended December 31, 2005, research and development expense was $3,628,390, which consisted primarily of a $750,000 license fee paid to Penn State in March 2005 to acquire the rights to INNO-105, $802,000 of research and development costs related to INNO-105, a $200,000 license fee paid to Memorial Sloan-Kettering Cancer Center to acquire the rights to INNO-305 and a $1,492,000 license fee (consisting of a cash payment of $600,000 and the issuance of 400,000 shares of our common stock) paid to Nippon Shinyaku to acquire the rights to INNO-406. For the period from inception to December 31, 2004, research and development expense was $168,591, consisting mainly of a $100,000 research fee paid to Penn State in September 2004, and $69,000 of related patent due diligence expense, all related to INNO-105.
     General and administrative expense. For the year ended December 31, 2005, general and administrative expense was $1,656,193, which consisted primarily of payroll expense of approximately $694,000, recruiting fees of $115,000, professional fees of $266,000, rent expense of $157,000 and relocation expense of $72,000. Payroll expense, recruiting expense and relocation fees were related to the hiring of our head of Business Development in March 2005 and Chief Medical Officer in April 2005. We entered into an office lease in March 2005. For the period from inception to December 31, 2004, general and administrative expense was $199,966, which consisted mainly of payroll expense of approximately $170,000 and $30,000 of general expenses related to starting our company.
     Interest expense. For the year ended December 31, 2005, interest expense was $410,573, which consisted of $67,000 related to the future advance promissory note issued to PBI in June 2004, $56,404 related to the issuance of the 5% senior convertible notes in June 2005 and amortization of $123,672 of debt issuance costs and $178,626 of debt discount for the year ended December 31, 2005. For the period from inception to December 31, 2004, interest expense was $5,784, related to the future advance promissory note issued to PBI in June 2004.
     Net loss. Net loss for the year ended December 31, 2005 was $5,678,939 and $374,341 for the period from inception to December 31, 2004. The net loss for the year ended December 31, 2005 was attributable to the research related to INNO-105 and the acquisition of INNO-305 and INNO-406. The net loss for the period from inception to December 31, 2004 was attributable to the acquisition and research and development related to INNO-105.
Liquidity and Capital Resources
     From inception to December 31, 2006, we have incurred an aggregate net loss of $22,743,507, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to INNO-406, tamibarotene, INNO-206, INNO-305, and INNO-105 and expenses supporting those activities.
     Under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, or SKI, we may be obligated to pay to SKI an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which was December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of our candidates, we will be obligated to make clinical and regulatory milestone payments as follows:
•	an aggregate amount of $3,600,000 for INNO-305 upon the achievement of clinical and regulatory milestones through the product’s first approval;

•	an aggregate amount of $7,500,000 for INNO-206 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval;

•	an aggregate amount of $13,350,000 for INNO-406 upon meeting clinical and regulatory milestones up to and including the product’s final marketing approval in the U.S. and Europe (including $5,000,000 upon the product’s first final marketing approval); and

•	an aggregate amount of $4,165,000 for tamibarotene upon achieving clinical, regulatory and sales milestones through the first commercial sale of the product for the treatment of APL.
We intend to fund these payments by raising capital, which will be dependent on the success of our testing of those product candidates and any other technologies we might acquire at each stage.
     We have financed our operations since inception through debt and equity financing. From inception through December 31, 2006, we had a net increase in cash of $978,704. This increase primarily resulted from net cash provided by financing activities of $19,730,426, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party notes and $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006. The increase in cash provided by financing activities was offset by net cash used in operating activities of $16,831,635 and net cash used in investing activities of $1,920,087 for the period from inception to December 31, 2006. The senior convertible promissory notes and the related party note converted to Series A convertible preferred stock on June 29, 2006, and all of the Series A convertible preferred stock converted into common stock on August 10, 2006.
     We will continue to fund operations from existing cash and short-term investments and possible future financings. We believe that our existing cash and short-term investments will sustain our operations through the first quarter of calendar 2007. Thereafter, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows.
     The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials and FDA-approved clinical trials, will require additional funding. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.

New Accounting Pronouncements
     In December 2006, the Financial Accounting Standards Board, or FASB, issued a FASB Staff Position, or FSP, Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payments arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS No. 157.
     In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB No. 108 and determined that it is not likely to have an impact on our reported results of operations, cash flows or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

Contractual Obligations and Commitments
     The following table sets forth our contractual obligations and commitments as of December 31, 2006.

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	4-5 years	years
Operating lease obligations	$1,233,321	$218,328	$428,316	$439,317	$147,360
Purchase obligations	2,973,683	2,973,683	—	—	—

Total	$4,207,004	$3,192,011	$428,316	$439,317	$147,360

Immediate and Future Financing Needs
     We have an immediate need for capital and must raise additional funds to finance our operations beyond the first quarter of 2007. We are exploring all viable opportunities, including the sale of our common stock. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing we will not be able to carry out our business plan and, as a result, will have to significantly limit or terminate our operations and our business, financial condition and results of operations would be materially harmed.
     We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.
     The amount of funds we will need to operate in the future, is subject to many factors, some of which might be beyond our control. These factors include the following:
•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.
     We have based our capital needs on assumptions that might prove to be incorrect. We might need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include public or private sales of equity or debt, strategic relationships and other sources. Our access to the public or private equity markets will depend on whether conditions are favorable for our equity or debt securities. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.
Off-Balance Sheet Arrangements
     At December 31, 2006, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
     (b) No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated by reference from the information under the captions “Proposal One — Election of Directors,” “Corporate Governance Matters – Director Nominations,” “Corporate Governance Matters — Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters — Code of Business Conduct and Code of Ethics” in our proxy statement for the 2007 Annual Meeting of Stockholders to be held on May 8, 2007, which we intend to file with the SEC within 120 days after the end of our last fiscal year pursuant to General Instruction G(3) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
     Set forth below is information on our equity compensation plans as of December 31, 2006.

			Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding options,	securities reflected in
	options and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	739,601	$3.61	185,399

Equity compensation plans not approved by security holders:
Restricted Stock	157,900	NA	NA
Common Stock	400,000	NA	NA
Warrants	452,069	$4.19	NA

Total	1,749,570		185,399
     Our 2004 Stock Option Plan was adopted by our board of directors and approved by our stockholders on April 30, 2004. A total of 925,000 shares of common stock have been reserved for issuance under the 2004 Stock Option Plan. The 2004 Stock Option Plan is administered by our board of directors, and provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as grants of non-statutory options, stock appreciation rights, stock awards, restricted stock and performance shares to our employees, directors, scientific advisory board members and consultants. Options granted under the 2004 Plan will vest as determined by our board of directors. Options may only be transferred by will or the laws of descent and distribution. In the event of certain changes in control of our company, all outstanding options and purchase rights under the 2004 Stock Option Plan shall either be assumed or replaced by the successor company, or upon proper written notice to the grantees, the options and purchase rights will terminate upon the change in control.

     Pursuant to their respective employment agreements, Adam Craig purchased 94,740 restricted shares of our common stock on May 9, 2005, and Eric Poma purchased 63,160 restricted shares on May 6, 2005, all at a purchase price of $.001 per share. These purchased shares vest over three years from the date of purchase.
     In December 2005, we issued 400,000 shares of common stock to Nippon Shinyaku as part of the up-front licensing fee for INNO-406. One half of these shares vested immediately upon issuance and the other half vested in June 2006.
     In February 2006, we issued a warrant to purchase 54,967 shares of common stock with an exercise price of $2.97 that expires in February 2013 to a consultant as a finder’s fee in connection with the in-licensing of INNO-406.
     In June 2006, in connection with our convertible senior note financing in June 2005 and our Series A preferred stock financing in June 2006, we issued warrants to purchase shares of our common stock as follows:
•	warrants to purchase an aggregate of 55,656 shares of common stock with an exercise price of $4.36 per share that expire on June 28, 2012, which were issued to the placement agent in the convertible senior note financing; and

•	warrants to purchase an aggregate of 341,446 shares of common stock with an exercise price of $4.36 per share that expire on June 29, 2013, which were issued to the placement agents in the Series A preferred stock financing.
     The other information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in our proxy statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the information under the captions “Corporate Governance Matters — Board of Director – Independence” and “Certain Relationships and Related Transactions” in our proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the information under the caption “Audit Committee Report” in our proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
     (a) Financial Statements.
          The following statements are filed as part of this report:
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
     (b) Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
3.1	Certificate of Incorporation, as amended on June 27, 2006	8-K	July 3, 2006	10.12

3.2	Bylaws	10	April 20, 2006	3.2

4.1	Form of common stock certificate	10	April 20, 2006	4.1

4.2	Form of common stock warrant issued to investors in June 2005	10	April 20, 2006	4.2

4.3	Warrant issued to Paramount BioCapital, Inc. on June 28, 2005	10	April 20, 2006	4.3

4.4	Form of senior convertible promissory note issued to investors in June 2005	10	April 20, 2006	4.4

4.5	Form of Note and Warrant Purchase Agreement dated June 28, 2005 between Innovive Pharmaceuticals, Inc., and various investors	10	April 20, 2006	4.5

4.6	Form of Subscription Agreement dated June 29, 2006 for the purchase of Series A convertible preferred stock, par value $0.001 per share, of Innovive Pharmaceuticals, Inc.	8-K	July 3, 2006	10.10

4.7	Form of placement agent Warrant dated June 29, 2006 for the purchase of common stock, par value $0.001 per share, of Innovive Pharmaceuticals, Inc., issued to Paramount Biocapital, Inc. and Punk, Ziegel & Company, L.P.	8-K	July 3, 2006	10.11

10.1	2004 Stock Option Plan	10	April 20, 2006	10.3

10.2	Form of Stock Option Agreement under 2004 Stock Option Plan	S-8	November 1, 2006	10.14

10.3	Employment Agreement between Innovive Pharmaceuticals, Inc and Steven Kelly dated June 2, 2004 and Amendment dated June 1, 2005 between Innovive Pharmaceuticals, Inc. and Steven Kelly	10	April 20, 2006	10.4

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
10.4	Employment Agreement between Innovive Pharmaceuticals, Inc and Adam Craig dated April 7, 2005	10	April 20, 2006	10.5

10.5	Employment Agreement between Innovive Pharmaceuticals, Inc and Eric Poma dated March 4, 2005	10	April 20, 2006	10.6

10.6	Employment Agreement between Innovive Pharmaceuticals, Inc. and J. Gregory Jester, effective October 16, 2006	8-K	October 3, 2006	10.13

10.7	Sublease dated March 14, 2005 between Innovive Pharmaceuticals, Inc. and Friedman, Billings, Ramsey Group, Inc.	10	April 20, 2006	10.7

10.8*	Exclusive License Agreement dated as of December 15, 2005 between Innovive Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research	10	April 20, 2006	10.9

10.9*	License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	10	April 20, 2006	10.10

10.10**	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	November 14, 2006	10.15

10.11**	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	We requested and received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

**	Certain portions of this exhibit have been omitted pursuant to our request for confidential treatment and those portions have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVE PHARMACEUTICALS, INC.
Date: March 20, 2007	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Name	Title	Date
/s/ Steven Kelly Steven Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2007
/s/ J. Gregory Jester J. Gregory Jester	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2007
/s/ Angelo DeCaro Angelo DeCaro	Director	March 20, 2007
/s/ Neil Herskowitz Neil Herskowitz	Director	March 20, 2007
/s/ J. Jay Lobell J. Jay Lobell	Director	March 20, 2007
/s/ Antony Pfaffle Antony Pfaffle	Director	March 20, 2007

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the years ended December 31, 2006 and 2005, the period from March 24, 2004 (inception) to December 31, 2004 and the cumulative period from March 24, 2004 (inception) to December 31, 2006
F-4

Statements of Changes in Shareholders’ Equity (Deficiency) for the period from March 24, 2004 (inception) to December 31, 2006	F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005, the period from March 24, 2004 (inception) to December 31, 2004 and the cumulative period from March 24, 2004 (inception) to December 31, 2006
F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Innovive Pharmaceuticals, Inc.
We have audited the accompanying balance sheets of Innovive Pharmaceuticals, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005, the period from March 24, 2004 (inception) to December 31, 2004, and the period from March 24, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovive Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and its results of operations and cash flows for the years ended December 31, 2006 and 2005, the period from March 24, 2004 (inception) to December 31, 2004, and the period from March 24, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and negative net cash flows from operating activities from its inception through December 31, 2006 and has an accumulated deficit and limited working capital as of December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Roseland, New Jersey
March 2, 2007

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$978,704	$133,594
Short-term investments	1,841,458	—
Restricted cash	1,197,622	—
Other current assets	144,519	14,564

Total current assets	4,162,303	148,158

Equipment and leasehold improvements, net	19,900	67,552
Debt issuance costs, net	—	178,626
Other assets	105,969	105,969

Total assets	$4,288,172	$500,305

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$1,937,409	$146,367
Accrued expenses	894,759	915,000
Note payable — related party	—	350,000
Senior convertible note payable, net of debt discount of $127,619 at December 31, 2005	—	2,122,365
Warrant liability	—	573,967
Accrued interest — senior note	—	56,404
Accrued interest — related party	—	23,284

Total current liabilities	2,832,168	4,187,387

Note payable — related party	—	1,397,000
Accrued interest — related party	—	49,769

Total liabilities	2,832,168	5,634,156

Commitments and contingencies

Shareholders’ equity (deficiency):
Series A convertible preferred stock; $.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock; $0.001 par value: 25,000,000 shares authorized, 9,147,068 and 3,560,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	9,147	3,560
Additional paid-in capital	24,999,329	1,050,961
Deferred compensation	—	(135,092)
Deficit accumulated in the development stage	(23,552,472)	(6,053,280)

Total shareholders’ equity (deficiency)	1,456,004	(5,133,851)

Total liabilities and shareholders’ equity (deficiency)	$4,288,172	$500,305

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations

			Period from	Period from
			March 24, 2004	March 24, 2004
			(inception) to	(inception) to
	Year Ended December 31,		December 31,	December 31,
	2006	2005	2004	2006
Operating Expenses:
Research and development	$12,236,862	$3,628,390	$168,591	$16,033,843
General and administrative	3,419,749	1,656,193	199,966	5,275,908

Total operating expenses	15,656,611	5,284,583	368,557	21,309,751

Loss from operations	(15,656,611)	(5,284,583)	(368,557)	(21,309,751)

Interest income	155,877	16,217	—	172,094
Interest expense (includes amortization of debt discount, charge for beneficial conversion feature and change in fair value of warrant liability)	1,189,493	410,573	5,784	1,605,850

Net loss	(16,690,227)	(5,678,939)	(374,341)	(22,743,507)
Imputed preferred stock dividends	808,965	—	—	808,965

Net loss applicable to common shares	$(17,499,192)	$(5,678,939)	$(374,341)	$(23,552,472)

Net loss per common share — basic and diluted	$(2.74)	$(1.83)	$(0.12)

Weighted average common shares outstanding — basic and diluted	6,391,802	3,107,338	3,002,100

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficiency)

								Deficit
								Accumulated
					Stock	Additional		in the
	Common Stock		Preferred Stock		Subscription	Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Receivable	Capital	Compensation	Stage	Total
Issuance of common stock to founders and officer at $.001 per share	3,002,100	$3,002		$—	$(3,002)	$—	$—	$—	$—
Net loss								(374,341)	(374,341)

Balance December 31, 2004	3,002,100	3,002	—	—	(3,002)	—	—	(374,341)	(374,341)

Issuance of common stock to officers at $.001 per share	157,900	158			(158)	173,690	(173,690)		—
Payments received for stock subscriptions					3,160				3,160
Stock-based employee compensation							38,598		38,598
Shares issued in connection with license agreement at $3.96 per share	200,000	200				791,600			791,800
Shares issued in connection with license agreement held in escrow	200,000	200							200
Stock-based non-employee compensation						85,671			85,671
Net loss								(5,678,939)	(5,678,939)

Balance December 31, 2005	3,560,000	3,560	—	—	—	1,050,961	(135,092)	(6,053,280)	(5,133,851)

Reclassification of employee stock-based compensation						(135,092)	135,092		—
Stock-based employee compensation						456,699			456,699
Stock-based non-employee compensation						406,589			406,589
Charge for shares released from escrow in connection with License Agreement						792,000			792,000
Preferred stock issued at $3.96 per share, net of expenses			3,414,464	12,501,135					12,501,135
Conversion of note payable - related party debt (including accrued interest) to Series A convertible preferred stock at $3.96 per share			1,376,518	5,451,011					5,451,011
Conversion of note payable - senior convertible notes (including accrued interest) to Series A convertible preferred stock at $2.97 per share			796,086	2,364,415					2,364,415
Beneficial conversion feature attributable to senior convertible notes (including accrued interest)						788,086			788,086
Imputed dividends from beneficial conversion feature attributable to preferred stock				808,965				(808,965)	—
Reclassification of warrant liability upon conversion of senior convertible notes						520,147			520,147
Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	5,587,068	5,587	(5,587,068)	(21,125,526)		21,119,939			—
Net loss								(16,690,227)	(16,690,227)

Balance December 31, 2006	9,147,068	$9,147	—	$—	$—	$24,999,329	$—	$(23,552,472)	$1,456,004

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Period from	Period from
			March 24, 2004	March 24, 2004
			(inception) to	(inception) to
	Year Ended December 31,		December 31,	December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(16,690,227)	$(5,678,939)	$(374,341)	$(22,743,507)
Adjustments to reconcile net loss to cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	20,000	100,000	120,000
Non-cash interest expense	937,072	—	—	937,072
Depreciation and amortization	143,675	7,853	987	152,515
Write-off of fixed assets	36,418	—	—	36,418
Stock-based compensation — non-employees	406,589	85,671	—	492,260
Stock-based compensation — employees	456,699	38,598	—	495,297
Stock issued in connection with license agreement	792,000	792,000	—	1,584,000
Amortization of debt discount	127,619	127,619	—	255,238
Amortization of debt issuance costs	178,626	178,726	—	357,352
Change in fair value of warrant liability	(53,823)	(19,445)	—	(73,268)
Changes in operating assets and liabilities:				—
Restricted cash	(1,197,622)	—	—	(1,197,622)
Other current assets	(260,157)	(14,564)	—	(274,721)
Other assets	—	(105,969)	—	(105,969)
Accounts payable	1,791,042	267,863	50,179	2,109,084
Accrued expenses	(20,241)	915,000	—	894,759
Accrued interest	—	123,673	5,784	129,457

Net cash used in operating activities	(13,352,330)	(3,261,914)	(217,391)	(16,831,635)

Cash flows from investing activities:
Purchases of office equipment	(2,237)	(66,517)	(9,875)	(78,629)
Purchases of short-term investments	(1,841,458)	—	—	(1,841,458)

Net cash used in investing activities	(1,843,695)	(66,517)	(9,875)	(1,920,087)

Cash flows from financing activities:
Proceeds from note payable to related party	3,540,000	1,377,000	250,000	5,167,000
Proceeds from senior convertible notes	—	2,249,984	—	2,249,984
Proceeds from Series A preferred financing	12,501,135	—	—	12,501,135
Proceeds from subscription receivable	—	3,160	—	3,160
Payments for debt issuance costs	—	(190,853)	—	(190,853)

Net cash provided by financing activites	16,041,135	3,439,291	250,000	19,730,426

Increase in cash and cash equivalents	845,110	110,860	22,734	978,704
Cash and cash equivalents at beginning of period	133,594	22,734	—	—

Cash and cash equivalents at end of period	$978,704	$133,594	$22,734	$978,704

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$173,690	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$360,798	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$255,238	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$166,499	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$5,451,011	$—	$—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$2,364,415	$—	$—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$808,965	$—	$—	$808,965

Value of warrant liability allocated to consultant	$—	$159,347	$—	$159,347

Value of stock option liability allocated to consultant	$—	$183,575	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$520,147	$—	$—	$520,147

Beneficial conversion feature attributable to senior convertible notes(including accrued interest)	$788,086	$—	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$21,125,526	$—	$—	$21,125,526

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Financial Statements
(1) Summary of Significant Accounting Policies
(a) Business
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
(b) Basis of presentation
     Since incorporation, the Company’s activities have been related primarily to acquiring its pharmaceutical compound portfolio, raising capital, establishing office facilities and recruiting personnel as well as research and development activities, including formulation, testing and manufacturing of its licensed products and designing and executing clinical studies for these products. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.
     The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2006, the Company incurred a net loss of $16,690,227 and negative net cash flows from operating activities of $13,352,330. It had a net loss and negative cash flows from operating activities from inception through December 31, 2006 of $22,743,507 and $16,831,635, respectively, and shareholders’ equity as of December 31, 2006 of $1,456,004. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances during the year ending December 31, 2007 to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
(c) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates are often based on judgments, probabilities and assumptions that management believes are reasonable but that are inherently uncertain and unpredictable. As a result, actual results could differ from those estimates.
(d) Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, revising Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company adopted SFAS 123R effective January 1, 2006. Prior to January 1, 2006 the Company had only granted options to non-employees and accounted for those grants in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services.” The Company has one stock-based compensation plan for employees, directors and consultants. Stock-based compensation consists of stock options and restricted stock. All stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the dates of grant. Generally, stock options granted to employees and directors fully vest ratably over the three years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation over the requisite service period of the individual grants, which generally equals the vesting period. The Company reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon the adoption of SFAS 123R, but did not have to restate its prior period financial statements.
(e) Cash and Cash Equivalents
     Cash equivalents consist of short-term, highly-liquid investments including money market securities with maturities of less than 90 days when purchased.

(f) Equipment and Leasehold Improvements
     Equipment and leasehold improvements is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets (5 years for office and computer equipment). Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.
(g) Research and Development
     Research and development costs are expenses as incurred. License fees and pre-approved milestone payments due under each research and development arrangement that are paid prior to regulatory approval are expensed when the milestone is achieved. Once the product receives regulatory approval, if ever, the Company will record any subsequent milestone payments as intangible assets that will be amortized over their useful life.
(h) Income Taxes
     Income taxes are accounted for using an asset and liability approach in which deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets when, based on available evidence, it is “more-likely-than-not” that a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.
(i) Accounting for Warrants Issued with Convertible Debt and Preferred Stock
     The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for Emerging Issues Task Force (“EITF”) Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants was allocated to warrant liability and to debt discount, which is charged to interest expense over the term of the debt instruments. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the Company’s senior convertible notes were initially exercisable into an indeterminable number of common shares, the Company determined that, under the guidance in EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, the Company had classified the fair value of all vested warrants and options issued to non-employees as a liability.
     On June 29, 2006, in connection with the private placement of Series A convertible preferred stock, the senior convertible notes were converted into 796,086 shares of Series A convertible preferred stock and an additional 140,883 warrants were issued in association with such senior convertible notes. Accordingly, since the financial instrument which prevented the Company from concluding whether it had sufficient authorized and unissued shares to net-share settle any warrants and options to non-employees was no longer outstanding, the fair value of the liability for all vested warrants and options issued to non-employees of $520,147 as of that date was reclassified from warrant liability to additional paid-in capital within the balance sheet at that time.
     Furthermore, on June 29, 2006, in connection with the private placement of Series A convertible preferred stock, the contingent beneficial conversion feature on the senior convertible notes totaling $788,086 (including accrued interest) was charged to interest expense on the statement of operations for the year ended December 31, 2006 and is included in additional paid-in capital within the balance sheet as of December 31, 2006.
(j) Earnings (Loss) Per Share
     “Basic” earnings (loss) per common share equals net income (loss) applicable to common shares divided by the weighted average common shares outstanding during each period. “Diluted” earnings per common share equals net income applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of December 31, 2006, there were 1,276,897 warrants and stock options outstanding which are potentially dilutive. Furthermore, due to the lack of a required dividend and the full voting rights associated with the Series A convertible preferred shares sold on June 29, 2006, the Company’s weighted-average outstanding share amounts for the year ended December 31, 2006 include the effect of 5,587,068 shares of Series A convertible preferred stock that were issued and outstanding until their conversion into common stock on August 10, 2006.

(k) New Accounting Pronouncements
     In December 2006, the FASB issued a FASB Staff Position (“FSP”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payments arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS No. 157.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that it is not likely to have any impact on the reported results of operations, cash flows or financial condition of the Company.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

(2) License Agreements

2006 Agreements

INNO-206
     On August 18, 2006, the Company entered into a license agreement with KTB Tumorforschungs GmbH (“KTB”) for the license of patent rights held by KTB for the worldwide development and commercialization of DOXO-EMCH, a novel doxorubicin prodrug, or INNO-206. The license granted to Innovive is exclusive and worldwide, applies to all products that may be subject to the licensed intellectual property and may be used in all fields of use. Innovive may sublicense the intellectual property in its sole discretion. KTB granted the Company an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology. Innovive also has the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.
     The Company paid KTB a license issue fee of $500,000 on execution of the agreement that was recorded as research and development expense for the year ended December 31, 2006. Under the license agreement, Innovive must make payments to KTB in the aggregate of up to $7,500,000 upon meeting various clinical and regulatory milestones up to and including the product’s second final marketing approval. The Company also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales;

•	a percentage of non-royalty sub-licensing income; and

•	milestones of $1,000,000 for each additional final marketing approval should the Company pursue them.
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
Tamibarotene
     On December 8, 2006, the Company entered into an exclusive license agreement with TMRC, Co., Ltd. (“TMRC”) to acquire exclusive North American rights to develop and commercialize tamibarotene, a novel synthetic retinoid for the treatment of acute promyelocytic leukemia (“APL”), a type of Acute Myeloid Leukemia.
     The Company paid TMRC a license issue fee of $85,000 on execution of the agreement that was recorded as research and development expense for the year ended December 31, 2006. Under the license agreement, Innovive must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of up to $4,165,000 upon meeting various clinical, regulatory and sales milestones up to and including the first commercial sale of the product for the treatment of APL. Additional milestones are required for additional approvals in different indications if the Company chooses to further develop the product. Under the terms of the agreement, Innovive acquired the exclusive North American license from TMRC to develop and commercialize tamibarotene for treatment of APL, with an option to include within the license the use of tamibarotene in other fields in oncology including multiple myeloma, myelodysplastic syndrome and solid tumors.
2005 Agreements
INNO-105
     In March 2005, the Company entered into an agreement to acquire the rights to an exclusive, world-wide, royalty-bearing sublicense to develop and commercialize technology for the treatment of cancer, conditions stemming from the abnormal regulation of cell growth and other immunological diseases. Based on the results of a Phase I clinical trial, the Company discontinued the development of INNO-105 on September 29, 2006 and has no remaining financial obligations related to the development of this product.
INNO-305
     On December 15, 2005, the Company entered into an exclusive worldwide royalty-bearing license agreement with the Sloan-Kettering Institute for Cancer Research (“SKI”), including the right to grant sub-licenses, for the intellectual property relating to INNO-305 for all diseases, disorders and/or conditions, including but not limited to, oncology. The license agreement expires on a country-by-country basis upon expiration of the subject patent rights.
     In consideration for the grant of the license to INNO-305, in December 2005 the Company paid an initial license fee of

$200,000 which was charged to research and development expense and agreed to make additional payments in the aggregate amount of up to $3,600,000 upon the achievement of clinical and regulatory milestones through the product’s first approval. The Company also agreed to pay:
•	commercially reasonable royalties based on a percentage of net sales;

•	an annual license maintenance fee in any year which a milestone is not paid beginning on the first anniversary of the agreement and ending on the first commercial sale of INNO-305;

•	annual minimum payments for sales of INNO-305 for specified indications;

•	a percentage of non-royalty sub-licensing income; and

•	milestones of $750,000 for each additional final marketing approval should the Company pursue them.
INNO-406
     On December 28, 2005, the Company entered into an exclusive worldwide (with the exception of Japan) royalty-bearing license agreement with Nippon Shinyaku, including the right to grant sub-licenses, for the intellectual property relating to INNO-406 in any field. The Nippon Shinyaku license agreement expires on a country-by-country basis upon expiration of the subject patent rights.
     In consideration for the grant of the license to INNO-406, in December 2005 the Company paid Nippon Shinyaku an initial license fee of $600,000 which was charged to research and development expense, and agreed to make additional payments in the aggregate amount of up to $13,350,000 (including $5,000,000 upon U.S. approval) upon the achievement of clinical and regulatory milestones up to and including final marketing approvals in the U.S. and Europe. The Company also issued to Nippon Shinyaku 400,000 shares of common stock, of which 200,000 vested immediately. The vested shares were valued at $792,000 and charged to research and development expense as a part of the license fee. The remaining 200,000 shares were held in escrow until the IND for INNO-406 was accepted for review by the FDA. The IND was accepted for review by the FDA in June 2006 and the remaining 200,000 shares with a value of $792,000 were released from escrow and charged to research and development expense. In addition, the Company paid a finder’s fee of $100,000 and issued a warrant to purchase 54,967 shares of common stock with an exercise price of $2.97 per share. The warrants were valued at $171,675 and charged to research and development expense as part of the license fee. The warrant is immediately exercisable and expires in February 2013. The warrants were issued in February 2006.
     The Company also agreed to pay the following:
•	commercially reasonable royalties based on a percentage of net sales, dependent on reaching certain revenue thresholds;

•	annual minimum payments if sales of INNO-406 do not meet specified levels; and

•	a percentage of non-royalty sub-licensing income.
(3) Restricted Cash and Short-term Investments
     In December 2006, the Company entered into an agreement with one of its contract manufacturers whereby it agreed to hold $1,197,622 in an escrow account to secure certain manufacturing activities. Innovive records all interest related to the amounts in the escrow account.
     Short-term investments consist of certificates of deposit maturing from January 2007 to August 2007 and are carried at their approximate fair value.
(4) Equipment and Leasehold Improvements, net
     The major categories of the Company’s equipment and leasehold improvements are as follows:

	December 31,
	2006	2005
Computer equipment	$9,313	$25,959
Office equipment	19,038	23,352
Leasehold improvements	—	27,081

	28,351	76,392
Less: accumulated depreciation and amortization	8,451	8,840

Net property and equipment	$19,900	$67,552

     Depreciation and amortization expense was $13,732 and $7,853 for the years ended December 31, 2006 and 2005, respectively, $987 for the period from March 24, 2004 (inception) to December 31, 2004 and $22,572 for the period from March 24, 2004 (inception) to December 31, 2006.
(5) Accrued Expenses
     Accrued expenses as of December 31, 2006 consist of accrued compensation ($248,413) and accrued research and development ($646,346). Accrued expenses as of December 31, 2005 consist of accrued research and development ($900,000) and accrued consulting fees ($15,000).
(6) Private Placement
     On June 29, 2006, Innovive raised gross proceeds of $13,521,277 ($12,501,135 net of offering expenses) through the private placement (“Private Placement”) of 3,414,464 shares of its $.001 par value Series A convertible preferred stock at a sale price of $3.96 per share. The Series A convertible preferred stock had no required dividend. Each share of Series A convertible preferred stock was convertible into one share of common stock. Innovive was required to file a registration statement for the common shares underlying the Series A convertible preferred shares with the SEC no later than August 28, 2006. Such registration statement was filed with the SEC on August 7, 2006 and declared effective on August 10, 2006. Upon the effectiveness of such registration statement with the SEC, all shares of Series A convertible preferred stock automatically converted into common shares. In connection with the Private Placement, a total of 341,446 warrants to purchase common shares with an exercise price of $4.36 per share and an expiration date of June 29, 2013 were issued to the designees of the co-placement agents of the Private Placement, resulting in an imputed preferred stock dividend. The Company valued the warrants at fair value using a Black-Scholes option-pricing model resulting in an imputed dividend payable of $808,965 that was recorded as an increase in deficit accumulated in the development stage with a corresponding increase to preferred stock and as an addition to net loss for the purpose of determining net loss per common share.
(7) Note Payable – Related Party
     In June 2004, the Company entered into an open-ended future advance promissory note agreement whereby Paramount Biocapital Investments LLC or one or more of its affiliates (“Paramount”), agreed to advance funds for obligations arising out of the operations of the Company’s business. Paramount is solely owned by a significant stockholder of the Company. Additionally, in April 2006, the Company entered into an open-ended future advance promissory note agreement whereby an entity related to the sole shareholder of Paramount agreed to advance funds in a similar manner. Each individual future advance promissory note accrued interest at a fixed rate equal to 5% per annum and was payable upon the earlier of two years from the date of issuance of the note or the date on which the Company entered into certain specified financing transactions. During the year ended December 31, 2006, the Company borrowed an aggregate principal amount of $3,540,000 under these future advance promissory notes. Interest expense pursuant to the future advance promissory note agreements totaled $90,958 and $67,269 for the years ended December 31, 2006 and 2005, respectively, $5,784 for the period from March 24, 2004 (inception) to December 31, 2004 and $164,011 for the period from March 24, 2004 (inception) to December 31, 2006.
     On June 29, 2006, in connection with the private placement of Series A convertible preferred shares, the aggregate amount of principal and accrued interest under the future advance promissory note due to Paramount totaling $4,073,390 automatically converted into 1,028,634 shares of Series A convertible preferred stock at fair value. Additionally, the aggregate amount of principal and accrued interest under the future advance promissory note due to the entity related to the sole shareholder of Paramount totaling $1,377,621 automatically converted into 347,884 shares of Series A convertible preferred stock at fair value. Accordingly, the total debt converted was reclassified from notes payable to preferred stock.

(8) Senior Convertible Notes
     In May 2005, the Company engaged Paramount as placement agent to assist in its June 2005 private placement offering of senior convertible promissory notes on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is chairman and chief executive officer of Paramount and its affiliates. Dr. Rosenwald and trusts for the benefit of Dr. Rosenwald owned an aggregate of 25.9% of the Company’s outstanding common stock as of December 31, 2006.
     On June 28, 2005, the Company issued 5% senior convertible notes in the aggregate principal amount of $2,249,984 (the “Notes”) of which $48,357 in principal amount was issued to a related party. The Notes matured on June 28, 2006. However, at the option of the Company, the Notes could have been extended to June 28, 2007 at an increased interest rate of 8%.
     Upon the closing of an equity financing transaction from which the Company received proceeds of at least $5,000,000, the Notes, plus all accrued interest, would automatically convert into the same securities issued in the equity financing transaction at a conversion price equal to 75% of the per share price of the securities sold. In addition, each note holder would received warrants to purchase a number shares of the Company’s common stock equal to 15% of the principal amount of the Notes purchased divided by the lowest price paid for securities in the equity financing transaction of at least $5,000,000. Each warrant issued as a result of the equity financing transaction would be exercisable at a price per share equal to 110% of the price per share of the securities in the equity financing and would be exercisable for a period of seven years. The Company allocated proceeds of $255,238 from the sale of the Notes to the warrants determined by using the Black-Scholes option pricing model at the time of issuance which was recorded as a warrant liability and as debt discount, which reduced the carrying values of the Notes.
     The intrinsic value of the shares of common stock issuable upon the assumed conversion of the Notes as of the commitment date exceeded the proceeds from the issuance of the Notes (less the amount allocated to the warrants) by approximately $1,005,000, which represented a contingent beneficial conversion feature which would be recognized and charged to interest expense when the Company receives proceeds of at least $5,000,000 in a qualified equity financing based on the values at the time such proceeds were received.
     The Notes were sold primarily to unrelated parties on June 28, 2005 and, accordingly, management believes that their carrying value at December 31, 2005 did not differ materially from their fair value.
     As a result of the Private Placement, the senior convertible notes with an aggregate amount of principal and accrued interest of $2,364,415 were automatically converted into 796,086 shares of Series A convertible preferred stock at a conversion price of $2.97 per share, all of which converted to shares of common stock on August 10, 2006 upon the effectiveness of the registration statement filed with the SEC. In addition, the purchasers of the senior convertible notes received 85,227 warrants to purchase shares of common stock at an exercise price of $4.36 per share. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the balance sheet. Furthermore, as a result of the Private Placement the contingency was resolved and the contingent beneficial conversion feature totaling $788,086 for the senior convertible notes including accrued interest was charged to interest expense and included in additional paid-in capital at that time.
     In connection with the offering of the Notes, Paramount and the Company entered into an exclusive introduction agreement dated as of May 17, 2005, as amended on May 23, 2005, pursuant to which the Company paid Paramount, cash commissions of $141,410 for its services. The Company also reimbursed Paramount for $27,977 of expenses (including legal fees) incurred in connection with the offering. The Company also has agreed to pay to Paramount a commission on sales by the Company of securities during the 12-month period subsequent to June 28, 2005 (other than in a public offering) to the purchasers of notes who were introduced to the Company by Paramount. The Company also granted Paramount the right of first refusal to act as exclusive finder, placement agent or other similar agent in relation to any securities offerings on its behalf during the 36-month period following June 28, 2005. Paramount waived this 36-month right of first refusal in November 2006.
     In addition, Paramount received a warrant to purchase a number shares of the Company’s common stock equal to 10% of the principal amount of the Notes purchased divided by the lowest price paid for securities in an equity financing transaction from which the Company receives proceeds of at least $5,000,000 prior to the maturity of the Notes. The warrants are exercisable at a price per share equal to 110% of the related price per share set forth above of the securities in the qualifying equity financing transaction and are exercisable for a period of seven years. Based on the Black-Scholes option-pricing model the value of the warrants initially included in the warrant liability was $166,499. As a result of the Private Placement, 55,656 warrants to purchase common shares were issued to the placement agent of the senior convertible notes at an exercise price of $4.36 per share.
(9) Income Taxes
     There was no current or deferred income tax provision for the years ended December 31, 2006 or 2005 or for the period from March 24, 2004 (inception) to December 31, 2004.
     The components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carryforwards	$8,155,000	$1,986,000
Stock based compensation	345,000	—
License fees	591,000	306,000
Research and development tax credit carryforwards	1,648,000	—

Totals	10,739,000	2,292,000
Less: valuation allowance	(10,739,000)	(2,292,000)

Net deferred tax assets	$—	$—

     A reconciliation of the statutory federal income tax rate and the effective tax rate are as follows:

	2006	2005	2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal effect	6.0%	6.0%	6.0%
Research and development tax credits	10.0%	—	—
Other	1.0%	—	—
Change in valuation allowance	(51%)	(40%)	(40%)

Effective income tax rate	0.0%	0.0%	0.0%

     At December 31, 2006, the Company had available federal and state net operating loss carryforwards of approximately $20,388,000 which expire in the years 2024 through 2026. In addition, the Company has federal research and development tax credit carryforwards of approximately $824,000 and state research and development tax credit carryforwards of approximately $824,000. The amount of federal net operating loss and research and development tax credit carryforwards that can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.
     Given the Company’s history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. The valuation allowance increased by $8,447,000, $2,143,000 and $149,000 in 2006, 2005 and 2004, respectively.
(10) Shareholders’ Equity (Deficiency)/Stock-Based Compensation
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
     For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The following summarizes the Black-Scholes assumptions the Company used for its options all of which were granted in 2006 and 2005:

	Year Ended December 31,
	2006	2005
Average expected term (years)	7.0	7.0
Weighted average risk-free interest rate	4.89%	3.84%
Dividend yield	0%	0%
Volatility	69.75%-97.75%	80.29%
Weighted average grant date fair value	$2.93	$3.53

     As of December 31, 2006, the aggregate intrinsic value of awards outstanding and exercisable was $265,440 and $88,480, respectively. There were no awards exercised during the years ended December 31, 2006 and 2005 and the period from March 24, 2004 (inception) to December 31, 2004. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,460,161 at December 31, 2006 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 20 months.
Stock Option Plan
     A summary of the status of the Company’s stock options granted as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Option Awards	Price	Life	Value
Outstanding at December 31, 2004	—	$—
Granted	94,800	1.10

Outstanding at December 31, 2005	94,800	$1.10
Granted	644,801	3.98

Outstanding at December 31, 2006	739,601	$3.61	9.5	$265,440

Available for grant (925,000 authorized)	185,399

Exerciseable at December 31, 2006	31,600	$1.10	8.7	$88,480

There were no options granted prior to 2005.
Restricted Stock
     In May 2005, the Company granted 157,900 shares of restricted common stock to two executives for subscriptions receivable totaling $158, or $0.001 per share. The shares vest equally over a three-year period and were valued at $1.10 per share or a total value of $173,690. The Company is amortizing the fair value of these awards over their three-year vesting period.
     A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted-
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2005	157,900	$1.10
Vested	(52,634)	1.10

Nonvested at December 31, 2006	105,266	$1.10

There were no restricted stock awards granted prior to 2005.
Consultant Options
     In 2005, the Company issued options to a consultant to purchase 94,800 shares of common stock at an exercise price of $1.10 per share. The grant date fair value of these options was determined to be $334,727.
     In 2006, the Company issued options to purchase an aggregate of 97,500 shares of common stock to its Scientific Advisory Board members and certain consultants. These options were granted at a weighted average exercise price of $4.00. The fair value of these options was determined to be $292,575.
Warrants
     In connection with the June 2005 senior convertible note financing, a total of 55,656 warrants at an exercise price of $4.36 were issued to the designees of the placement agent, Paramount BioCapital Inc. (“Paramount BioCapital”) of the senior convertible notes financing. Paramount BioCapital is solely owned by a significant shareholder of the Company. These warrants have a cashless exercise feature and expire in June 2012. As of December 31, 2006, none of these placement warrants had been exercised.
     In February 2006, 54,967 warrants were issued to a consultant with an exercise price of $2.97 and will expire in February 2013. As a result of adjusting the liabilities up to related to these warrants to fair value in accordance with EITF No. 00-19, the Company reduced expenses charged to the statement of operations in the amounts of $12,328 for the year ended December 31, 2006. As of December 31, 2006, none of these warrants had been exercised.
     On June 29, 2006, in connection with the private placement of Series A convertible preferred shares, 341,446 warrants at an exercise price of $4.36 were issued to the co-placement agents of the private placement, of which 200,795 warrants were issued to designees of Paramount BioCapital. These warrants have a cashless exercise feature and expire in June 2013. As of December 31, 2006, none of these placement warrants had been exercised.
     At December 31, 2006, there were warrants outstanding for the purchase of a total of 537,296 shares.
(11) Other Related Party Transactions and Balances
     Prior to October 2006, the Company paid $600 per month to Paramount for administrative services.
     As of December 31, 2006, two directors of the Company were also full-time employees of either Paramount or its affiliates. In addition, prior to October 2006, the Company’s Treasurer was also a full-time employee of Paramount.
(12) Commitments and Contingencies
Operating leases
     The Company has various operating leases including the lease of its office space and copiers. In March 2005, the Company signed an agreement to lease office space. The lease commenced April 1, 2005 and expires August 30, 2012. Rent expense for the years ended December 31, 2006 and 2005 was $209,988 and $157,491, respectively. The Company’s President and Chief Executive Office has guaranteed the lease payments under the office space lease.
Future minimum lease payments under all operating leases are as follows:

Year ended December 31,	Amount
2007	$218,328
2008	218,328
2009	209,988
2010	218,277
2011	221,040
Thereafter	147,360
Employment Agreements
     The Company has employment agreements with its key executives. The current terms of these agreements expire at various dates, subject to certain renewal provisions.
Letters of Credit
     As of December 31, 2006, the Company had a $250,000 letter of credit in support of its insurance program.
(13) Quarterly Data (Unaudited)
     A summary of the quarterly results of operations is a follows:

	Three Month Period Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2006
Research and development	$1,170,251	$3,277,509	$3,995,438	$3,793,664
General and administrative	471,658	611,067	985,023	1,352,001
Net loss	(1,818,045)	(4,891,889)	(4,891,034)	(5,089,259)
Net loss applicable to common shares	(1,818,045)	(5,700,854)	(4,891,034)	(5,089,259)
Loss per common share — basic and diluted	$(0.51)	$(1.55)	$(0.53)	$(0.55)

2005
Research and development	$654,778	$179,246	$416,789	$2,377,577
General and administrative	189,611	465,597	492,025	508,960
Net loss	(849,841)	(662,626)	(1,058,661)	(3,107,811)
Net loss attributable to common shareholders	(849,841)	(662,626)	(1,058,661)	(3,107,811)
Earnings per common share — basic and diluted	$(0.28)	$(0.21)	$(0.34)	$(0.98)