Form 10-Q
period 2007-03-31
Innovive Pharmaceuticals, Inc.
filed 2007-05-15
CIK 1337223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission file number: 000 -51534

INNOVIVE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-3123261
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
555 Madison Avenue, 25th Floor, New York, New York 10022
(Address of principal executive offices, including zip code)
(212) 716-1810
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act) (Check one):
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of May 14, 2007, there were 14,641,583 shares of Registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$463,942	$978,704
Short-term investments	—	1,566,458
Restricted cash	874,422	1,472,622
Other current assets	110,341	144,519

Total current assets	1,448,705	4,162,303

Equipment, net	18,552	19,900
Other assets	105,969	105,969

Total assets	$1,573,226	$4,288,172

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$2,194,508	$1,937,409
Accrued expenses	1,273,981	894,759

Total current liabilities	3,468,489	2,832,168

Total liabilities	3,468,489	2,832,168

Commitments and contingencies

Shareholders’ equity (deficiency):
Series A convertible preferred stock; $.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock; $0.001 par value: 25,000,000 shares authorized, 9,147,068 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,147	9,147
Additional paid-in capital	25,283,593	24,999,329
Deficit accumulated in the development stage	(27,188,003)	(23,552,472)

Total shareholders’ equity (deficiency)	(1,895,263)	1,456,004

Total liabilities and shareholders’ equity (deficiency)	$1,573,226	$4,288,172

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Period from March 24,
	Three months ended March 31,		2004 (inception)
	2007	2006	to March 31, 2007
Operating Expenses:
Research and development	$2,727,152	$1,170,251	$18,760,995
General and administrative	963,375	471,658	6,239,283

Total operating expenses	3,690,527	1,641,909	25,000,278

Loss from operations	(3,690,527)	(1,641,909)	(25,000,278)

Interest income	54,996	1,165	227,090
Interest expense	—	177,301	1,605,850

Net loss	(3,635,531)	(1,818,045)	(26,379,038)
Imputed preferred stock dividends	—	—	808,965

Net loss applicable to common shares	$(3,635,531)	$(1,818,045)	$(27,188,003)

Loss per common share — basic and diluted	$(0.40)	$(0.51)

Weighted average common shares outstanding — basic and diluted	9,147,068	3,560,000

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Equity (Deficiency)
Three Months Ended March 31, 2007
(Unaudited)

								Deficit
								Accumulated
					Stock	Additional		in the
	Common Stock		Preferred Stock		Subscription	Paid-In	Deferred	development
	Shares	Amount	Shares	Amount	Receivable	Capital	Compensation	stage	Total
Balance December 31, 2006	9,147,068	$9,147	—	—	—	$24,999,329	—	$(23,552,472)	$1,456,004

Stock-based employee compensation						240,936			240,936
Stock-based non-employee compensation						43,328			43,328
Net loss								(3,635,531)	(3,635,531)

Balance March 31, 2007	9,147,068	$9,147	—	$—	$—	$25,283,593	$—	$(27,188,003)	$(1,895,263)

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			March 24, 2004
	Three Months Ended March 31,		(inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,635,531)	$(1,818,045)	$(26,379,038)
Adjustments to reconcile net loss to cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Non-cash interest expense	—	—	937,072
Depreciation and amortization	1,348	3,536	153,863
Write-off of fixed assets	—	—	36,418
Stock-based compensation — non-employees	43,328	55,490	535,588
Stock-based compensation — employees	240,936	14,474	736,233
Stock issued in connection with license agreement	—	—	1,584,000
Amortization of debt discount	—	63,810	255,238
Amortization of debt issuance costs	—	89,338	357,352
Change in fair value of warrant liability	—	(38,934)	(73,268)
Changes in operating assets and liabilities:
Restricted cash	598,200	—	(874,422)
Other current assets	34,178	964	(240,543)
Other assets	—	(4,917)	(105,969)
Accounts payable and accrued expenses	636,321	(452,735)	3,640,164
Accrued interest	—	63,087	129,457

Net cash used in operating activities	(2,081,220)	(2,023,932)	(19,187,855)

Cash flows from investing activities:
Purchases of office equipment	—	(4,144)	(78,629)
Sales of short-term investments	1,566,458	—	1,566,458
Purchases of short-term investments	—	—	(1,566,458)

Net cash provided by (used in) investing activities	1,566,458	(4,144)	(78,629)

Cash flows from financing activities:
Proceeds from note payable to related party	—	2,000,000	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984
Proceeds from Series A preferred financing	—	—	12,501,135
Proceeds from subscription receivable	—	—	3,160
Payments for debt issuance costs	—	—	(190,853)

Net cash provided by financing activites	—	2,000,000	19,730,426

Net (decrease) increase in cash and cash equivalents	(514,762)	(28,076)	463,942
Cash and cash equivalents at beginning of period	978,704	133,594	—

Cash and cash equivalents at end of period	$463,942	$105,518	$463,942

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$—	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$—	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$—	$21,125,526

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
(1)	Summary of Significant Accounting Policies:

Basis of presentation:
     Since incorporation on March 24, 2004, the Company’s activities have been related primarily to acquiring its pharmaceutical compound portfolio, raising capital, establishing office facilities and recruiting personnel as well as research and development activities, including formulation, testing and manufacturing of its licensed products and designing and executing clinical studies for these products. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.
     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 included in its 2006 Form 10-K filed with the SEC on March 21, 2007.
     Certain amounts in the Company’s prior year balance sheet have been reclassified to conform to the current quarter’s presentation. Specifically, the Company reclassified $275,000 from short-term investments to restricted cash (see Note 2).
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2007 the Company had cash and cash equivalents of only $463,942 and a working capital deficit of $2,019,784 and needed an immediate infusion of cash to continue its operations. On April 24, 2007, the Company raised gross proceeds of $15,000,000 ($13,820,000 net of offering expenses) through the private placement (“Private Placement”) of 5,494,515 shares of its $.001 par value common stock and warrants to purchase 2,747,287 shares of common stock at a sale price of $2.73 per unit (see Note 4). For the three months ended March 31, 2007, the Company incurred a net loss of $3,635,531 and had negative cash flows from operating activities of $2,356,220. The Company had an accumulated deficit from March 24, 2004 (inception) through March 31, 2007 of $27,188,003. Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Loss per common share:
     Basic net loss per common share equals net loss applicable to common shares divided by the weighted average common shares outstanding during each period. Diluted earnings per common share equals net income applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of March 31, 2007 and 2006, there were a total of 1,336,897 and 235,776 options and warrants outstanding, respectively, which were potentially diutive.
Cash and cash equivalents:

     The Company considers highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
(2)	Short-term Investments and Restricted Cash
     Short-term investments at December 31, 2006 consisted of certificates of deposits with various maturities through August 2007, all of which matured or were liquidated in the three months ended March 31, 2007.
     Restricted cash consisted of:

	March 31, 2007	December 31, 2006
Escrow securing manufacturing activities	$599,422	$1,197,622
Compensating balance for letter of credit	275,000	275,000

Total restricted cash	$874,422	$1,472,622

(3)	Stock-Based Compensation
     In March 2004, Innovive established the 2004 Stock Option Plan (the “Plan”), which provides for the granting of up to 925,000 options to officers, directors, employees and consultants for the purchase of common stock through March 2014. The options have a maximum term of ten years, vest over periods determined by the Company’s Board of Directors or a Board-designated committee and have an exercise price at or above fair market value.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists of the value of stock options and restricted stock issued to employees and non-employees. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees and directors vest ratably over the three years from the grant date and have a term of 10 years. The restricted stock vests ratably over the three years from the grant date. No restricted stock has been granted since 2005. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     The Company recognized stock-based compensation expense for the three months ended March 31, 2007 and 2006 in the amount of $284,264 and $69,964, respectively. The total number of shares of common stock issuable upon the exercise of stock options granted during the quarter ended March 31, 2007 was 60,000 with a weighted average exercise price of $3.83 per share. There were no stock options granted during the quarter ended March 31, 2006. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The stock-based compensation for the awards issued in the three months ended March 31, 2007 was determined using the following assumptions and calculated average fair values:

Three Months Ended
March 31, 2007
Average expected term (years)	7.0
Weighted average risk-free interest rate	4.79%
Dividend yield	0%
Volatility	95.47%
Weighted average grant date fair value	$3.16
     As of March 31, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $170,640 and $56,880, respectively. There were no awards exercised in the three months ended March 31, 2007. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,164,860 at March 31, 2007 and is expected to be recognized over three years. The weighted average remaining requisite service period of the unvested awards was 21 months.
(4)	Subsequent Event

     On April 24, 2007, the Company raised gross proceeds of $15,000,000 ($13,820,000 net of offering expenses) through the private placement to 103 accredited investors of units consisting of an aggregate of 5,494,515 shares of its common stock and warrants to purchase an aggregate of 2,747,287 shares of its common stock. The Company sold units to investors at a price per unit equal to $2.73. Each unit consisted of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock. The warrants issued to the investors have an exercise price of $3.75, are immediately exercisable and will expire on April 24, 2012.
     The Company engaged Paramount BioCapital, Inc. (“Paramount”), a related party, as exclusive placement agent for the Company for the offering. For its services, the Company paid Paramount a cash commission of $868,612 and issued a warrant to Paramount to purchase 274,726 shares of Company common stock with an exercise price of $3.75. The warrant issued to Paramount is exercisable immediately and will expire on April 24, 2012. One of the Company’s directors is an employee of Paramount and one is an employee of an affiliate of Paramount.
     As part of the offering, the Company and the investors entered into a price protection agreement. In the event that the Company issues shares of its common stock at a price per share less than $2.73 at any time within 180 days after April 24, 2007, then each investor will have the right to receive a number of additional shares of common stock equal to (i) the aggregate purchase price per unit paid by the investor in the offering, divided by the subsequent share purchase price, (ii) less the number of shares of common stock purchased by the investor in the offering. Each investor would have to pay to Innovive the par value for each additional share received.
     Pursuant to the terms of the subscription agreements between the Company and the investors, the Company is required to file a registration statement with the SEC by May 24, 2007 to register for resale the shares of common stock purchased by the investors and the shares of common stock underlying the investor warrants and the Paramount warrant. In the event that the Company does not file the registration statement on time, or the registration statement is not declared effective within 120 days of April 24, 2007, the Company will be obligated to pay the investors aggregated liquidated damages of $150,000 for each month or portion of a month that the Company is in default on such deadlines, subject to maximum liquidated damages of $1,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “ Item 1A. Risks Factors” in our Annual Report on Form 10-K and under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.
Overview
          Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our former product candidate, INNO-105, and our current pharmaceutical technologies, INNO-406, tamibarotene, INNO-206, and INNO-305, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Even assuming that we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2008, tamibarotene until the second half of 2008, INNO-206 until the first half of 2009 or INNO-305 until the second half of 2009. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further product and clinical development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through March 31, 2007, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note and a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006.
Need for Operating Funds
     At March 31, 2007, we had cash and cash equivalents of $463,942 and a working capital deficit of $2,019,784. We expect to continue to incur losses and negative cash flows from operating activities for the foreseeable future. As a result, we believe that there is substantial doubt about our ability to continue as a going concern and our auditors included an explanatory paragraph to emphasize such doubt in their report on their audit of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
          On April 24, 2007, we raised gross proceeds of $15,000,000 ($13,820,000 net of offering expenses) through the private placement to approximately 100 accredited investors of an aggregate of 5,494,515 shares of our common stock and warrants to purchase an aggregate of 2,747,287 shares of our common stock. We expect that, under our current development plans, the net proceeds from this financing will sustain our operations and development programs through approximately October 2007; therefore, we expect that we will need to continue to seek additional funding over the next six months.
Lack of Revenue
          We had not generated any revenue from any source through March 31, 2007 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until late 2008 at the earliest, if at all.
Critical Accounting Policies
          The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) research and development expenses; (2) use of estimates and (3) accounting for stock-based compensation. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates.
          There are no updates to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2006. Please see the “Critical Accounting Policies” section contained in Item 7 of that report for a comprehensive discussion of our critical accounting policies.
Results of Operations
Three Months Ended March 31, 2007 and 2006

          Research and development expense. Research and development expenses increased $1,556,901 or 133% from $1,170,251 for the three months ended March 31, 2006 to $2,727,152 for the three months ended March 31, 2007. The increase is the result of higher development costs for our product candidates of $1,184,044 and higher payroll and related costs of $208,166. Higher development costs are the result of spending on INNO-206 and tamibarotene, both of which were acquired in the second half of 2006, as well as higher spending on INNO-406, primarily the result of higher manufacturing costs. Higher headcount and related costs are the result of increased headcount to support our additional products in development.
          We anticipate that, based on our current development plans, research and development expenses will increase substantially for the balance of calendar 2007 and in subsequent years as we increase our research and development efforts and as our existing product candidates proceed through their anticipated clinical development. In particular, INNO-406 is currently expected to enter two pivotal clinical trials in the second and third quarters of 2007, tamibarotene is expected to enter a pivotal clinical trial in the second quarter of calendar 2007, and INNO-206 is expected to enter a Phase II clinical trial in the second quarter of calendar 2007. In addition, we also expect to incur significant manufacturing and product development expenses for each of our product candidates throughout the remainder of 2007.
          General and administrative expense. General and administrative expenses increased $491,717 or 104% from $471,658 for the three months ended March 31, 2006 to $963,375 for the three months ended March 31, 2007. The increase is the result of higher stock-based compensation related to amortization of the value of options issued in the second half of 2006, higher payroll and related costs associated with higher headcount and higher accounting and legal fees.
          Interest expense. We had no interest expense for the three months ended March 31, 2007 compared to $177,301 for the three months ended March 31, 2006. The decrease was due to the conversion of the notes payable into Series A convertible preferred stock at June 29, 2006.
          Net loss. Net loss increased $1,683,591 or 100% from $1,818,045 for the three months ended March 31, 2006 to $3,635,531 for the three months ended March 31, 2007. The increase in net loss was attributable to the increase in research and development and general and administrative expenses discussed above.
Liquidity and Capital Resources
          As noted above, at March 31, 2007, we had cash and cash equivalents of $463,942 and a working capital deficit of $2,019,784. We will fund our operations from existing cash and the funds from the recently completed private placement. We believe that our existing cash and funds from the recently completed private placement will sustain our operations through October 2007. Thereafter, based on our current development plans, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows. Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
          Since March 24, 2004 (our inception) to March 31, 2007, we have incurred an accumulated deficit of $27,188,003, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to our current product candidates, INNO-406, tamibarotene, INNO-206 and INNO-305 and our former product candidate INNO-105 and expenses supporting those activities.
          For the three months ended March 31, 2007, we used $2,356,220 in our operating activities and had cash provided by investing activities of $1,841,458 (solely from the liquidation or maturity of certain of our investments). This resulted in a net use of cash of $514,762. We have restricted cash in the amount of $874,422. Of this amount, $599,422 is held in an escrow account to secure certain manufacturing activities. We expect these manufacturing activities to be completed in the second quarter of calendar 2007 and the escrow account to be drawn upon in satisfaction of these activities. The balance of $275,000 is a compensating balance required to secure a $250,000 outstanding letter of credit.
          We have financed our operations since inception through debt and equity financing. From inception through March 31, 2007, we had a net increase in cash of $463,942. This increase primarily resulted from net cash provided by financing activities of $19,730,426, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party notes and $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006. The increase in cash provided by financing activities was offset by net cash used in operating activities of $19,187,855 and net cash used in investing activities of $78,629 for the period from inception to March 31, 2007.
          Under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, or SKI, we may be obligated to pay to SKI an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which was December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of our current candidates, we will be obligated to make clinical and regulatory milestone payments as follows:
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
Current and Future Financing Needs
          The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials, FDA-approved clinical trials and manufacturing and commercialization activities, will require significant additional funding. Based on our current development plans for our four current product candidates, we expect to spend approximately $30 million over the next 12 months in support of these development activities. This anticipated spending includes clinical trial costs, milestone payments, and manufacturing costs, as well as general corporate costs. Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
Cautionary Statement
          We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. – Risks Factors” in our Annual Report on Form 10-K.
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

PART II – OTHER INFORMATION
     Item 6. Exhibits

Incorporated by Reference to
Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.
Date: May 14, 2007	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer