Form 10-Q
period 2007-06-30
Innovive Pharmaceuticals, Inc.
filed 2007-08-14
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-51534

INNOVIVE PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3123261 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of August 14, 2007, there were 14,641,583 shares of Registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,586,669	$978,704
Short-term investments	—	1,566,458
Restricted cash	876,799	1,472,622
Other current assets	43,124	144,519

Total current assets	10,506,592	4,162,303

Equipment, net	47,908	19,900
Other assets	105,969	105,969

Total assets	$10,660,469	$4,288,172

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,732,050	$1,937,409
Accrued expenses	1,073,936	894,759

Total liabilities	3,805,986	2,832,168

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value: 75,000,000 and 25,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 14,641,583 and 9,147,068 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	14,642	9,147
Additional paid-in capital	39,356,875	24,999,329
Deficit accumulated in the development stage	(32,517,034)	(23,552,472)

Total shareholders’ equity	6,854,483	1,456,004

Total liabilities and shareholders’ equity	$10,660,469	$4,288,172

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Period from March
	Three months ended June 30,		Six months ended June 30,		24, 2004 (inception)
	2007	2006	2007	2006	to June 30, 2007
Operating expenses:
Research and development	$4,190,380	$3,277,509	$6,917,532	$4,447,760	$22,951,375
General and administrative	1,201,270	611,067	2,164,645	1,082,725	7,440,553

Total operating expenses	5,391,650	3,888,576	9,082,177	5,530,485	30,391,928

Loss from operations	(5,391,650)	(3,888,576)	(9,082,177)	(5,530,485)	(30,391,928)

Interest income	62,619	8,878	117,615	10,044	289,709
Interest expense	—	1,012,191	—	1,189,493	1,605,850

Net loss	(5,329,031)	(4,891,889)	(8,964,562)	(6,709,934)	(31,708,069)
Imputed preferred stock dividends	—	808,965	—	808,965	808,965

Net loss applicable to common shares	$(5,329,031)	$(5,700,854)	$(8,964,562)	$(7,518,899)	$(32,517,034)

Loss per common share — basic and diluted	$(0.41)	$(1.55)	$(0.80)	$(2.08)

Weighted average common shares outstanding — basic and diluted	13,132,101	3,682,793	11,150,593	3,621,736

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2007

				Deficit Accumulated
	Common Stock		Additional Paid-In	in the Development
	Shares	Amount	Capital	Stage	Total
Balance December 31, 2006	9,147,068	$9,147	$24,999,329	$(23,552,472)	$1,456,004

Stock-based employee compensation			458,514		458,514
Stock-based non-employee compensation			32,481		32,481
Proceeds from private placement of common stock units at $2.73, net	5,494,515	5,495	13,866,551		13,872,046
Net loss				(8,964,562)	(8,964,562)

Balance June 30, 2007	14,641,583	$14,642	$39,356,875	$(32,517,034)	$6,854,483

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			March 24, 2004
	Six Months Ended June 30,		(inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(8,964,562)	$(6,709,934)	$(31,708,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Non-cash interest expense	—	937,072	937,072
Depreciation and amortization	3,249	7,225	155,764
Write-off of fixed assets	—	—	36,418
Stock-based compensation — non-employees	32,481	97,904	524,741
Stock-based compensation — employees	458,514	28,948	953,811
Stock issued in connection with license agreement	—	792,000	1,584,000
Amortization of debt discount	—	127,619	255,238
Amortization of debt issuance costs	—	178,625	357,352
Change in fair value of warrant liability	—	(53,823)	(73,268)
Changes in operating assets and liabilities:
Restricted cash	595,823	—	(876,799)
Other current assets	101,395	4,354	(173,326)
Other assets	—	—	(105,969)
Accounts payable and accrued expenses	973,818	856,420	3,977,661
Accrued interest	—	—	129,457

Net cash used in operating activities	(6,799,282)	(3,733,590)	(23,905,917)

Cash flows from investing activities:
Purchases of office equipment	(31,257)	(7,199)	(109,886)
Sales of short-term investments	1,566,458	—	1,566,458
Purchases of short-term investments	—	—	(1,566,458)

Net cash provided by (used in) investing activities	1,535,201	(7,199)	(109,886)

Cash flows from financing activities:
Proceeds from private placement, net	13,872,046	—	13,872,046
Proceeds from note payable to related party	—	3,540,000	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984
Proceeds from Series A preferred financing	—	12,462,780	12,501,135
Proceeds from subscription receivable	—	—	3,160
Payments for debt issuance costs	—	—	(190,853)

Net cash provided by financing activites	13,872,046	16,002,780	33,602,472

Net increase in cash and cash equivalents	8,607,965	12,261,991	9,586,669
Cash and cash equivalents at beginning of period	978,704	133,594	—

Cash and cash equivalents at end of period	$9,586,669	$12,395,585	$9,586,669

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$5,451,011	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$2,364,415	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$808,965	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$618,049	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$—	$21,125,526

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
     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 included in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 21, 2007. The accompanying balance sheet as of December 31, 2006 has been derived from those audited financial statements.
     Certain amounts in the Company’s prior year balance sheet have been reclassified to conform to the current quarter’s presentation. Specifically, the Company reclassified $275,000 from short-term investments to restricted cash (see Note 2).
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company had cash and cash equivalents of $9,586,669 and working capital of $6,700,606. For the six months ended June 30, 2007, the Company incurred a net loss of $8,964,562 and had negative cash flows from operating activities of $6,799,282. The Company had an accumulated deficit from March 24, 2004 (inception) through June 30, 2007 of $32,517,034. Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
     Research and development expenses:
     Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of the Company’s licensed pharmaceutical candidates. These costs primarily include fees paid to consultants and outside service providers for drug manufacture and development and other expenses. The Company expenses research and development costs as they are incurred. License fees and pre-approved milestone payments due under each research and development arrangement that are paid prior to regulatory approval are expensed when the license is entered into or the milestone is achieved if the payment is contingent upon reaching the milestone. If a product receives regulatory approval, the Company will record any subsequent milestone payments as intangible assets.
     Loss per common share:

     Basic net loss per common share equals net loss applicable to common shares divided by the weighted average common shares outstanding during each period. Diluted earnings per common share equals net income applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of June 30, 2007 and 2006, there were options and warrants outstanding for an aggregate of 4,448,910 and 839,397, respectively, which were potentially dilutive.
     Cash and cash equivalents:
     The Company considers highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     New Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.
(2) Short-term Investments and Restricted Cash
     Short-term investments at December 31, 2006 consisted of certificates of deposits with various maturities through August 2007, all of which matured or were liquidated as of June 30, 2007.
     Restricted cash consisted of:

	June 30, 2007	December 31, 2006
Escrow securing manufacturing activities	$601,799	$1,197,622
Compensating balance for letter of credit	275,000	275,000

Total restricted cash	$876,799	$1,472,622

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
     In May 2007, Innovive established the 2007 Stock Plan, which provides for the granting of equity awards, including stock options, stock awards and restricted stock, to officers, directors, employees and consultants for the purchase of up to an aggregate of 1,500,000 shares of common stock through April 2017. The type of awards and their terms will be determined by the Company’s Board of Directors or a Board designated committee within the parameters of the 2007 Stock Plan.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss. Stock-based compensation consists of the value of stock options and restricted stock issued to employees and non-employees. Stock options have been granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees and directors vest ratably over the three years from the grant date and have a term of 10 years. The restricted stock vests ratably over the three years from the grant date. No restricted stock has been granted since 2005. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     The Company recognized stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 in the amount of $206,731 and $490,995, and $56,888 and $126,852, respectively. The total number of shares of common stock issuable upon the exercise of stock options granted during the six months ended June 30, 2007 was 150,000 with a weighted average exercise price $3.97 per share. Stock options granted during the six months ended June 30, 2006 totaled 222,301 with a weighted average exercise price of $3.96. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The stock-based compensation for the awards issued in the six months ended June 30, 2007 was determined using the following assumptions and calculated average fair values:

Six Months Ended
June 30, 2007
Average expected term (years)	7.0
Weighted average risk-free interest rate	4.80%
Dividend yield	0%
Volatility	95.47%
Weighted average grant date fair value	$3.28
     As of June 30, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $218,040 and $72,680, respectively. There were no awards exercised in the three and six months ended June 30, 2007. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,389,487 at June 30, 2007 and is expected to be recognized over three years. The weighted average remaining requisite service period of the unvested awards was 24 months.
(4) Private Placement
     On April 24, 2007, the Company raised gross proceeds of $15,000,000 ($13,872,046 net of offering expenses) through the private placement to 103 accredited investors of units consisting of an aggregate of 5,494,515 shares of its common stock and warrants to purchase an aggregate of 2,747,287 shares of its common stock. The Company sold units to investors at a price per unit equal to $2.73. Each unit consisted of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock. The warrants issued to the investors have an exercise price of $3.75 per share, are immediately exercisable and will expire on April 24, 2012.
     The Company engaged Paramount BioCapital, Inc. (“Paramount”), a related party, as exclusive placement agent for the Company for the offering. For its services, the Company paid Paramount a cash commission of $868,612 and issued a warrant to Paramount to purchase 274,726 shares of Company common stock with an exercise price of $3.75 per share. The warrant issued to Paramount is exercisable immediately and will expire on April 24, 2012. One of the Company’s directors is an employee of Paramount and one is an employee of an affiliate of Paramount.
     As part of the offering, the Company and the investors entered into a price protection agreement. In the event that the Company issues shares of its common stock at a price per share less than $2.73 at any time within 180 days after April 24, 2007, then each investor will have the right to receive a number of additional shares of common stock equal to (i) the aggregate purchase price per unit paid by the investor in the offering, divided by the subsequent share purchase price, (ii) less the number of shares of common stock purchased by the investor in the offering. Each investor would have to pay to the Company the par value for each additional share received.
     Pursuant to the terms of the subscription agreements between the Company and the investors, the Company was required to file a registration statement with the SEC by May 24, 2007 to register for resale the shares of common stock purchased by the investors and the shares of common stock underlying the investor warrants and the Paramount warrant. The Company filed the registration statement with the SEC on May 24, 2007, and the registration statement was declared effective on August 9, 2007.

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
Overview
          Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our former product candidate, INNO-105, and our current pharmaceutical technologies, INNO-406, tamibarotene, INNO-206, and INNO-305, raising capital and recruiting personnel. We are actively pursuing the acquisition of other pharmaceutical products for development either though licensing agreements or mergers and acquisitions. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Even assuming that we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2009, tamibarotene until the second half of 2008, INNO-206 until the first half of 2009 or INNO-305 until the second half of 2009. Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further product and clinical development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through June 30, 2007, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note, a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006, and a private placement of common stock units in April 2007.
Immediate Need for Operating Funds
          At June 30, 2007, we had cash and cash equivalents of only $9,586,669 and working capital of $6,700,606. We expect to continue to incur losses and negative cash flows from operating activities for the foreseeable future. As a result, we believe that there is substantial doubt about our ability to continue as a going concern and our auditors included an explanatory paragraph to emphasize such doubt in their report on their audit of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
          On April 24, 2007, we raised gross proceeds of $15,000,000 ($13,872,046 net of offering expenses) through the private placement to approximately 100 accredited investors of an aggregate of 5,494,515 shares of our common stock and warrants to purchase an aggregate of 2,747,287 shares of our common stock. We expect that, under our current development plans, we have sufficient working capital to sustain our operations and development programs through the third quarter of 2007; therefore, we will need additional funding to sustain our operations beyond that date and we are considering our financing alternatives.
Lack of Revenue
          We had not generated any revenue from any source through June 30, 2007 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until 2009 at the earliest, if at all.
Critical Accounting Policies
          The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) research and development expenses; (2) use of estimates; and (3) accounting for stock-based compensation. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates.
          There are no updates to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2006. Please see the “Critical Accounting Policies” section contained in Item 7 of that report for a comprehensive discussion of our critical accounting policies.
Results of Operations

Three and Six Months Ended June 30, 2007 and 2006
          Research and development expense. Research and development expenses increased $912,871 or 28% from $3,277,509 for the three months ended June 30, 2006 to $4,190,380 for the three months ended June 30, 2007. The increase is primarily the result of higher development costs of $660,310 for our product candidates and higher payroll and related costs of $222,339. Higher development costs are the result of higher spending on INNO-406, primarily the result of higher manufacturing costs, and spending on INNO-206 and tamibarotene, both of which were acquired in the second half of 2006. The prior year amount included a $792,000 non-cash charge in connection with the release of shares from escrow to a licensor. Higher headcount and related costs are the result of increased headcount to support our additional products in development. For the six-month period, research and development expenses increased $2,469,772 or 56% from $4,447,760 for the six months ended June 30, 2006 to $6,917,532 for the six months ended June 30, 2007. The six-month increase is primarily due to the reasons noted above in the three-month change.
          We anticipate that, based on our current development plans, research and development expenses will increase substantially for the balance of calendar 2007 and in subsequent years as we increase our research and development efforts and as our existing product candidates proceed through their anticipated clinical development. In particular, INNO-406 is currently expected to enter a pivotal clinical trial in the fourth quarter of 2007, tamibarotene is expected to enter a pivotal clinical trial in the third quarter of 2007, and INNO-206 is expected to enter a Phase II clinical trial in the third quarter of 2007. In addition, we also expect to incur significant manufacturing and product development expenses for each of our product candidates throughout the remainder of 2007.
          General and administrative expense. General and administrative expenses increased $590,203 or 97% from $611,067 for the three months ended June 30, 2006 to $1,201,270 for the three months ended June 30, 2007. The increase is the result of higher consulting costs associated with patent matters and investor relations, higher stock-based compensation related to amortization of the value of options issued in previous periods and higher payroll and related costs associated with increased headcount. For the six-month period, general and administrative expenses increased $1,081,920 or 100% from $1,082,725 for the six months ended June 30, 2006 to $2,164,645 for the six months ended June 30, 2007. The six-month increase is primarily due to the reason noted above for the three-month change.
          Interest expense. We had no interest expense for the three and six months ended June 30, 2007 compared to $1,012,191 and $1,189,493 for the three and six months ended June 30, 2006, respectively. The decrease was due to the conversion of our notes payable into Series A convertible preferred stock at June 29, 2006.
Liquidity and Capital Resources
          As noted above, at June 30, 2007, we had cash and cash equivalents of only $9,586,669 and working capital of $6,700,606. We will fund our operations from existing cash. We believe that we have sufficient working capital to sustain our operations through the third quarter of 2007. Thereafter, based on our current development plans, we will need additional equity or debt financing or will need to generate revenue from the licensing of our product candidates or by entering into strategic alliances to be able to sustain our operations until we can achieve profitability and positive cash flows, if ever. Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
          Since March 24, 2004 (our inception) to June 30, 2007, we have incurred an accumulated deficit of $32,517,034, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to our current product candidates, INNO-406, tamibarotene, INNO-206 and INNO-305 and our former product candidate INNO-105 and expenses supporting those activities.
          For the six months ended June 30, 2007, we used $6,799,282 in our operating activities, cash provided by investing activities of $1,566,458 (primarily from the liquidation or maturity of certain of our investments) and we had cash provided by financing activities of $13,872,046, representing the net proceeds received in the April 2007 private placement. This resulted in a net increase in cash of $8,607,965. We have restricted cash in the amount of $876,799. Of this amount, $601,799 is held in an escrow account to secure certain manufacturing activities. We expect these manufacturing activities to be completed in the third quarter of 2007 and the escrow account to be drawn upon in satisfaction of these activities. The balance of $275,000 is a compensating balance required to secure a $250,000 outstanding letter of credit.
          We have financed our operations since inception through debt and equity financing. From inception through June 30, 2007, we had a net increase in cash of $9,586,669. This increase primarily resulted from net cash provided by financing activities of $33,602,472, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party notes, $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006 and $13,872,046 was derived from the private placement of common stock units in April 2007. The increase in cash provided by financing activities was offset by net cash used in operating activities of $23,905,917 and net cash used in investing activities of $109,886 for the period from inception to June 30, 2007.

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
Current and Future Financing Needs
          The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials, FDA-approved clinical trials and manufacturing and commercialization activities, will require significant additional funding. Based on our current development plans for our four current product candidates, we expect to spend approximately $32 million over the next 12 months in support of these development activities. This anticipated spending includes clinical trial costs, milestone payments, and manufacturing costs, as well as general corporate costs. Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
New Accounting Pronouncements
          In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. We are currently evaluating the impact that adopting this EITF will have on our consolidated financial statements.
Cautionary Statement
          We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. — Risks Factors” in our Annual Report on Form 10-K.
          Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in this report include, among others: our immediate need for additional capital; the cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of new drug applications and investigational new drug applications; our dependence on a limited number of pharmaceutical products in development, the uncertainty of their development and, if developed, the uncertainty of market acceptance of those products; the uncertainty of developing a sales force to market our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

          None
Item 4 T. Controls and Procedures
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 except the following:
Investors could lose confidence in our financial reports, and our stock price might be aversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
           As a non-accelerated filer with a fiscal year end of December 31, we must first report on management’s assessment of the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for our fiscal year ending December 31, 2007. We must first provide our auditor’s attestation of our management’s assessment for our fiscal year ending December 31, 2008. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal controls over financial reporting are operating effectively. We are a small development stage company with only 12 employees and correspondingly limited segregation of duties between the employees responsible for the accounting and reporting that are the basis for our financial statements. If our internal controls over financial reporting, including segregation of duties, are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.
Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Shareholders of Innovive Pharmaceuticals, Inc. was held on May 29, 2007. Of the 14,641,583 shares entitled to vote, 8,102,903 shares were represented at the meeting or by proxy or present in person. The meeting was held for the following purposes:
1.	To elect six directors. All six nominees were elected based on the following votes casts:

Nominee	Votes For	VotesWithheld
Angelo De Caro	8,102,903	—
Philip Frost, M.D.	8,102,903	—
Neil Herskowitz	8,096,590	6,313
Steve Kelly	7,540,965	561,938
J. Jay Lobell	7,540,965	561,938
Antony Pfaffle, M.D.	7,540,965	561,938
2.	To amend and restate our Certificate of Incorporation to increase the number of authorized shares of common stock, to remove the Series A preferred stock as an authorized class of capital stock, and grant the Board of Directors the authority to determine the rights, preferences and terms of any future issued preferred stock. The results of such vote was as follows:

For:	Against:	Abstain:
7,535,965	566,938	—
3.	To approve the Innovive Pharmaceuticals, Inc. 2007 Stock Plan. The results were as follows:

For:	Against:	Abstain:
7,968,030	134,873	—
4.	To ratify the appointment of J. H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The results of such vote was as follows:

For:	Against:	Abstain:
8,102,903	—	—
Item 6. Exhibits

Incorporated by Reference to
Exhibit		Registrant’s	Dated	Exhibit	Filed
Number	Description of Document	Form		Number	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to
Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES
          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.
Date: August 14, 2007	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer