Form 10-Q
period 2007-09-30
Innovive Pharmaceuticals, Inc.
filed 2007-11-14
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of November 14, 2007, there were 14,641,583 shares of Registrant’s common stock outstanding.

Index

Page
PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4T. Controls and Procedures	14
PART II – OTHER INFORMATION	14
Item 6. Exhibits	14
Signatures
EX-10.13: LICENSE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,095,244	$978,704
Short-term investments	—	1,566,458
Restricted cash	275,000	1,472,622
Other current assets	164,330	144,519

Total current assets	5,534,574	4,162,303

Equipment, net	44,964	19,900
Other assets	105,969	105,969

Total assets	$5,685,507	$4,288,172

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,767,517	$1,937,409
Accrued expenses	3,361,982	894,759

Total liabilities	5,129,499	2,832,168

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value: 75,000,000 and 25,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 14,641,583 and 9,147,068 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	14,642	9,147
Additional paid-in capital	39,459,314	24,999,329
Deficit accumulated in the development stage	(38,917,948)	(23,552,472)

Total shareholders’ equity	556,008	1,456,004

Total liabilities and shareholders’ equity	$5,685,507	$4,288,172

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Period from
					March 24,
	Three months ended		Nine months ended		2004 (inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$5,175,303	$3,995,438	$12,092,835	$8,443,198	$28,126,678
General and administrative	1,322,053	985,023	3,486,698	2,067,748	8,762,606

Total operating expenses	6,497,356	4,980,461	15,579,533	10,510,946	36,889,284

Loss from operations	(6,497,356)	(4,980,461)	(15,579,533)	(10,510,946)	(36,889,284)

Interest income	113,470	89,427	231,085	99,471	403,179
Interest expense	—	—	—	1,189,493	1,605,850
Other expense	17,028	—	17,028	—	17,028

Net loss	(6,400,914)	(4,891,034)	(15,365,476)	(11,600,968)	(38,108,983)
Imputed preferred stock dividends	—	—	—	808,965	808,965

Net loss applicable to common shares	$(6,400,914)	$(4,891,034)	$(15,365,476)	$(12,409,933)	$(38,917,948)

Loss per common share — basic and diluted	$(0.44)	$(0.53)	$(1.25)	$(2.27)

Weighted average common shares outstanding — basic and diluted	14,641,583	9,147,068	12,327,044	5,463,287

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2007

				Deficit Accumulated
	Common Stock		Additional Paid-In	in the Development
	Shares	Amount	Capital	Stage	Total
Balance December 31, 2006	9,147,068	$9,147	$24,999,329	$(23,552,472)	$1,456,004

Stock-based employee compensation			589,178		589,178
Stock-based non-employee compensation			4,256		4,256
Proceeds from private placement of common stock units at $2.73, net	5,494,515	5,495	13,866,551		13,872,046
Net loss				(15,365,476)	(15,365,476)

Balance September 30, 2007	14,641,583	$14,642	$39,459,314	$(38,917,948)	$556,008

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			March 24, 2004
			(inception) to
	Nine Months Ended September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(15,365,476)	$(11,600,968)	$(38,108,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Non-cash interest expense	—	937,072	937,072
Depreciation and amortization	6,193	77,469	158,708
Write-off of fixed assets	—	—	36,418
Stock-based compensation — non-employees	4,256	230,250	496,516
Stock-based compensation — employees	589,178	236,516	1,084,475
Stock issued in connection with license agreement	—	792,000	1,584,000
Amortization of debt discount	—	127,619	255,238
Amortization of debt issuance costs	—	178,626	357,352
Change in fair value of warrant liability	—	(53,823)	(73,268)
Changes in operating assets and liabilities:
Restricted cash	1,197,622	—	(275,000)
Other current assets	(19,811)	(221,826)	(294,532)
Other assets	—	—	(105,969)
Accounts payable and accrued expenses	2,297,331	687,151	5,301,174
Accrued interest	—	—	129,457

Net cash used in operating activities	(11,290,707)	(8,609,914)	(28,397,342)

Cash flows from investing activities:
Purchases of office equipment	(31,257)	(13,472)	(109,886)
Sales of short-term investments	1,566,458	—	1,566,458
Purchases of short-term investments	—	—	(1,566,458)

Net cash provided by (used in) investing activities	1,535,201	(13,472)	(109,886)

Cash flows from financing activities:
Proceeds from private placement, net	13,872,046	—	13,872,046
Proceeds from note payable to related party	—	3,540,000	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984
Proceeds from Series A preferred financing	—	12,501,135	12,501,135
Proceeds from subscription receivable	—	—	3,160
Payments for debt issuance costs	—	—	(190,853)

Net cash provided by financing activites	13,872,046	16,041,135	33,602,472

Net increase in cash and cash equivalents	4,116,540	7,417,749	5,095,244
Cash and cash equivalents at beginning of period	978,704	133,594	—

Cash and cash equivalents at end of period	$5,095,244	$7,551,343	$5,095,244

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$5,451,011	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$2,364,415	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$808,965	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$520,147	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$788,086	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$21,125,526	$21,125,526

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies:
Basis of presentation:
     Since incorporation on March 24, 2004, Innovive Pharmaceuticals, Inc.’s (“Innovive” or the “Company”) activities have been related primarily to acquiring its pharmaceutical compound portfolio, raising capital, establishing office facilities and recruiting personnel as well as research and development activities, including formulation, testing and manufacturing of its licensed products and designing and executing clinical studies for these products. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.
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
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2007, the Company had cash and cash equivalents of $5,095,244 and working capital of $405,075. For the nine months ended September 30, 2007, the Company incurred a net loss of $15,365,476 and had negative cash flows from operating activities of $11,290,707. The Company had an accumulated deficit from March 24, 2004 (inception) through September 30, 2007 of $38,917,948. Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management is seeking additional debt and/or equity financing for the Company and/or strategic partnerships for certain of its products, but it cannot assure that such financing or partnerships will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
 Loss per common share:
     Basic net loss per common share equals net loss applicable to common shares divided by the weighted average common shares outstanding during each period. Diluted loss per common share equals net loss applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of September 30, 2007 and 2006, there were options and warrants outstanding for an aggregate of 4,831,743 and 1,139,397 shares, respectively, which were potentially dilutive.
     Cash and cash equivalents:
          The Company considers highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
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
(2) Short-term Investments and Restricted Cash
     Short-term investments at December 31, 2006 consisted of certificates of deposits with various maturities through August 2007, all of which matured or were liquidated as of September 30, 2007.
     Restricted cash consisted of:

	September 30, 2007	December 31, 2006
Escrow collateralizing manufacturing activities	$—	$1,197,622
Compensating balance for letter of credit	275,000	275,000

Total restricted cash	$275,000	$1,472,622

(3) Accrued Expenses
     Accrued expenses as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Accrued compensation	$383,237	$248,532
Accrued research and development costs	2,923,495	646,227
Other accrued expenses	55,250	—

Total accrued expenses	$3,361,982	$894,759

          Accrued research and development costs as of September 30, 2007 include $1,211,607 related to upfront and non-contingent milestone payments related to its agreement with TMRC Co. Ltd. (“TMRC”) for the license of European rights to tamibarotene (See Note 6).
(4) Stock-Based Compensation
     In March 2004, Innovive established the 2004 Stock Option Plan (the “Plan”), which provides for the granting of up to 925,000 options to officers, directors, employees and consultants for the purchase of common stock through March 2014. The options have a maximum term of ten years, vest over periods determined by the Company’s Board of Directors or a Board-designated committee and have an exercise price at or above fair market value on the date of grant.
     In May 2007, Innovive established the 2007 Stock Plan, which provides for the granting of equity awards, including stock options, stock awards and restricted stock, to officers, directors, employees and consultants for the purchase of up to an aggregate of 1,500,000 shares of common stock through April 2017. The Company’s Board of Directors or a Board designated committee will determine the type of awards and their terms within the parameters of the 2007 Stock Plan.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss. Stock-based compensation consists of the value of stock options and restricted stock issued to employees and non-employees. Stock options have been granted at exercise prices equal or above the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees and directors vest ratably over the three years from the grant date and have a term of 10 years. The restricted stock vests ratably over the three years from the grant date. No restricted stock has been granted since 2005. The Company recognizes the value of the options and restricted stock as stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 in the amount of $102,439 and $593,434, and $339,917 and $466,770, respectively. The total number of shares of common stock issuable upon the exercise of stock options granted during the nine months ended September 30, 2007 was 659,500 with a weighted average exercise price $4.07 per share. Stock options granted during the nine months ended September 30, 2006 totaled 507,301 with a weighted average exercise price of $3.96 per share. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The stock-based compensation for the awards issued in the nine months ended September 30, 2007 was determined using the following assumptions and calculated average fair values:

Nine Months
Ended September
30, 2007
Average expected term (years)	7.0
Weighted average risk-free interest rate	4.80%
Dividend yield	0%
Volatility	95.47%
Weighted average grant date fair value	$2.58
     As of September 30, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $104,280. There were no awards exercised in the three and nine months ended September 30, 2007. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,887,609 at June 30, 2007 and is expected to be recognized over three years. The weighted average remaining requisite service period of the unvested awards was 20 months.
(5) Private Placement
     On April 24, 2007, the Company raised gross proceeds of $15,000,000 ($13,872,046 net of offering expenses) through the private placement to 103 accredited investors of units consisting of an aggregate of 5,494,515 shares of its common stock and warrants to purchase an aggregate of 2,747,287 shares of its common stock. The Company sold units to investors at a price per unit equal to $2.73. Each unit consisted of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock. The warrants issued to the investors have an exercise price of $3.75 per share and are immediately exercisable. All of the warrants issued were outstanding at September 30, 2007 and will expire on April 24, 2012.
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
     As part of the offering, the Company and the investors entered into a price protection agreement. In the event that the Company issued shares of its common stock at a price per share less than $2.73 at any time within 180 days after April 24, 2007, then each investor would have had the right to receive a number of additional shares of common stock equal to (i) the aggregate purchase price per unit paid by the investor in the offering, divided by the subsequent share purchase price, (ii) less the number of shares of common stock purchased by the investor in the offering. Each investor would have to pay to the Company the par value for each additional share received. This right expired on October 21, 2007 and no additional shares were issued.
     Pursuant to the terms of the subscription agreements between the Company and the investors, the Company was required to file a registration statement with the SEC by May 24, 2007 to register for resale the shares of common stock purchased by the investors and the shares of common stock underlying the investor warrants and the Paramount warrant. The Company filed the registration statement with the SEC on May 24, 2007 and it was declared effective on August 9, 2007.

(6) License Agreement
     On September 10, 2007, the Company entered into a license agreement with TMRC for the license of patent rights held by TMRC for the European development and commercialization of tamibarotene, a novel synthetic retinoid. The license granted to the Company is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of acute promyelocytic leukemia and human hematological malignancies, including multiple myeloma, myelodysplastic syndrome, chronic myelocytic leukemia, acute myelocytic leukemia and solid tumors other than hepatocellular carcinoma. The Company may sublicense the intellectual property in Europe at its sole discretion.
     The Company must pay TMRC a license issue fee of Yen80,000,000 (approximately $700,000 as of September 30, 2007), of which Yen18,000,000 (approximately $160,000 as of September 30, 2007) was due within 30 days of executing the agreement. We must pay the remaining Yen62,000,000 (approximately $540,000 as of September 30, 2007) upon the earlier of a funding event or March 31, 2008. In addition, the Company is required to pay Yen60,000,000 (approximately $520,000 as of September 30, 2007) upon the earlier of June 30, 2008 or the achievement of one-half of the patients enrolled in its tamibarotene STAR clinical study. The license issue fee of approximately $700,000 and the $520,000 in non-contingent milestones were all recorded as research and development expense in the three and nine months ended September 30, 2007 and are included in accrued expenses as of September 30, 2007. Under the license agreement, the Company must pay TMRC royalties based on net sales and make additional payments to TMRC in the aggregate of approximately $3.7 million upon meeting various clinical and regulatory milestones.
     All payments due under this agreement, as well as the Company’s previous agreement on the North American rights with TMRC, are required to be made in Japanese Yen. The United States dollar amounts noted above are based on the prevailing currency rates as of September 30, 2007. The ultimate United States dollar amount paid under these agreements will depend on the foreign currency exchange rates at the time of payment. The Company does not currently employ any hedging strategies related to these payments.

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
Overview
          Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our former product candidate, INNO-105, and our current pharmaceutical technologies, INNO-406, tamibarotene, INNO-206, and INNO-305, raising capital and recruiting personnel. We intend to pursue the acquisition of other pharmaceutical products for development either though licensing agreements or mergers and acquisitions. We are a development stage company and have no product sales to date and we will not have any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Even assuming that we do not encounter any unforeseen safety, regulatory or other issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the first half of 2009, tamibarotene until the second half of 2008, INNO-206 until 2010 or INNO-305 until 2010. In order to continue the development of our product candidates, we are in immediate need of significant capital and/or a strategic partnership.
          Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further product and clinical development will continue to increase. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through September 30, 2007, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note, a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006, and a private placement of common stock units in April 2007.
Immediate Need for Operating Funds
          At September 30, 2007, we had cash and cash equivalents of $5,095,244 and working capital of only $405,075. For the nine months ended September 30, 2007, the Company had a net loss of $15,365,476 and negative cash flows from operating activities of $11,290,707. As a result, as of the date of this Report, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we have suspended all expenditures on the development of INNO-206 and suspended all other non-essential expenditures. We will continue to incur costs associated with the “wind-down” of our Phase I clinical study for INNO-406 and in preparation for a meeting with FDA scheduled for mid-December as well as costs associated with our pivotal Phase II clinical trial with tamibarotene. We expect to continue to incur losses and negative cash flows from operating activities for the foreseeable future. As a result, we believe that there is substantial doubt about our ability to continue as a going concern.
Lack of Revenue
          We had not generated any revenue from any source through September 30, 2007 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until 2009 at the earliest, if at all.
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
Results of Operations
Three and Nine Months Ended September 30, 2007 and 2006

          Research and development expense. Research and development expenses increased $1,179,865 or 30% from $3,995,438 for the three months ended September 30, 2006 to $5,175,303 for the three months ended September 30, 2007. The increase was primarily the result of higher development costs of $1,295,039 for our product candidates. Higher development costs were the result of higher clinical study spending on tamibarotene and amounts recorded for the acquisition of European rights for tamibarotene in September 2007. We acquired the North American rights for tamibarotene in December of 2006. The increased spending on tamibarotene was somewhat offset by lower spending on INNO-406, the result of lower pre-clinical and manufacturing costs. For the nine-month period, research and development expenses increased $3,649,637 or 43% from $8,443,198 for the nine months ended September 30, 2006 to $12,092,835 for the nine months ended September 30, 2007. The nine-month increase was primarily due to $3,171,686 of higher development costs for our product candidates and higher headcount and related costs due to an increase in the number of products in development. Higher development costs were the result of clinical study spending and licensing expenses on tamibarotene as well as higher clinical and manufacturing spending on INNO-206, which we acquired in August 2006. The higher spending on tamibarotene and INNO-206 was somewhat offset by lower spending on INNO-105 which we discontinued development of in September 2006.
          We anticipate that, based on our current development plans, research and development expenses will increase substantially over the next 12 months as we increase our research and development efforts and as our existing product candidates proceed through their anticipated clinical development. In particular, tamibarotene entered a pivotal clinical trial in the September 2007 and costs related to additional clinical sites and patients entering the study are expected to increase of the next 12 months; INNO-406 is expected to enter a pivotal clinical trial in the first quarter of 2008; and INNO-206 is expected to enter a Phase II clinical trial in the first half of 2008. In addition, we also expect to incur significant manufacturing and product development expenses for each of our product candidates.
          General and administrative expense. General and administrative expenses increased $337,030 or 34% from $985,023 for the three months ended September 30, 2006 to $1,322,053 for the three months ended September 30, 2007. The increase was the result of higher payroll and related costs associated with increased headcount, higher employment fees associated with the recruitment of new personnel, and higher consulting costs associated with Sarbanes-Oxley compliance and investor relations activities. These higher costs were somewhat offset by lower stock-based compensation related to the amortization of the value of options issued in previous periods. For the nine-month period, general and administrative expenses increased $1,418,950 or 69% from $2,067,748 for the nine months ended September 30, 2006 to $3,486,698 for the nine months ended September 30, 2007. The nine-month increase was primarily due to the higher payroll and related costs, higher consulting costs related to Sarbanes-Oxley compliance, investor relations activities and certain patent matters and higher legal fees.
          Interest expense. We had no interest expense for the three and nine months ended September 30, 2007 compared to $1,189,493 for the nine months ended September 30, 2006. The decrease was due to the conversion of our notes payable into Series A convertible preferred stock on June 29, 2006.
Liquidity and Capital Resources
As noted above, at September 30, 2007, we had cash and cash equivalents of $5,095,244 and working capital of only $405,075. For the nine months ended September 30, 2007, the Company had a net loss of $15,365,476 and negative cash flows from operating activities of $11,290,707. As a result, as of the date of this Report, we have insufficient funds to cover our current obligations or future operating expenses and need an immediate infusion of capital to continue our operations. To conserve funds, we have suspended all expenditures on the development of INNO-206 and suspended all other non-essential expenditures. We will continue to incur costs associated with the “wind-down” of our Phase I clinical study for INNO-406 and in preparation for a meeting with FDA scheduled for mid-December as well as costs associated with our pivotal Phase II clinical trial with tamibarotene. Our continued operations will depend on our ability to immediately raise funds through various potential sources, such as equity and debt financing and/or strategic partnerships. Such funds or partnerships might not be available on acceptable terms, if at all, and there can be no assurance that any funding or partnership that we do obtain will be sufficient to meet our needs in the long term. We are seeking capital through all viable means, including one or more private placements of equity and/or a strategic partnership. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
          Since March 24, 2004 (our inception) to September 30, 2007, we have incurred an accumulated deficit of $38,917,948, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to our current product candidates, INNO-406, tamibarotene, INNO-206 and INNO-305 and our former product candidate INNO-105 and expenses supporting those activities.
          For the nine months ended September 30, 2007, we used $11,290,707 in our operating activities, had cash provided by investing activities of $1,535,201 (primarily from the liquidation or maturity of certain of our investments) and we had cash provided by financing activities of $13,872,046, representing the net proceeds received in the April 2007 private placement. This resulted in a net increase in cash of $4,116,540. We have restricted cash in the amount of $275,000 representing a compensating balance required to secure a $250,000 outstanding letter of credit.
          We have financed our operations since inception through debt and equity financing. From inception through September 30, 2007, we had a net increase in cash of $5,095,244. This increase primarily resulted from net cash provided by financing activities of

$33,602,472, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party notes, $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006 and $13,872,046 was derived from the private placement of common stock units in April 2007. The increase in cash provided by financing activities was offset by net cash used in operating activities of $28,397,342 and net cash used in investing activities of $109,886 for the period from inception to September 30, 2007.
          Under the terms of our license agreement with Sloan-Kettering Institute for Cancer Research, or SKI, we are obligated to pay to SKI an annual license maintenance fee of $100,000 beginning on the first anniversary of the license agreement for INNO-305, which was December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement. In the event we achieve certain milestones in connection with the development of our current candidates, we will be obligated to make clinical and regulatory milestone payments as follows:
•	an aggregate amount of $3,600,000 for INNO-305 upon the achievement of clinical and regulatory milestones through the product’s first approval;

•	an aggregate amount of $7,500,000 for INNO-206 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval;

•	an aggregate amount of $13,350,000 for INNO-406 upon meeting clinical and regulatory milestones up to and including the product’s final marketing approval in the U.S. and Europe (including $5,000,000 upon the product’s first final marketing approval);

•	an aggregate amount of approximately $4,165,000 for tamibarotene upon achieving clinical, regulatory and sales milestones through the first commercial sale of the product for the treatment of APL in North America; and

•	an aggregate of approximately $4,900,000 for tamibarotene (including amounts included in our accrued expenses at September 30, 2007 of approximately $1,200,000) upon certain future dates and/or achieving clinical and regulatory milestones through the products approval for the treatment of APL in Europe.
Our obligations under the license of North American and European rights to tamibarotene require us to pay the milestone payments in Japanese yen and the amounts represented above for tamibarotene represent the approximate US dollar equivalent as of September 30, 2007. We currently have not entered into any hedging arrangements related these licenses.
          We intend to fund these payments by raising capital, which will be dependent on the success of our testing of those product candidates and any other technologies we might acquire at each stage.
Current and Future Financing Needs
          The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials, FDA-approved clinical trials and manufacturing and commercialization activities, will require significant additional funding. Assuming we raise sufficient capital and or enter into strategic partnerships in the near future, based on our current development plans for our four current product candidates, we expect to spend approximately $25 million over the next 12 months in support of these development activities. This anticipated spending includes clinical trial costs, milestone payments, and manufacturing costs, as well as general corporate costs. Beyond this timeframe, our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing and/or strategic partnerships. Additional funds, both now and in the future, might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof or strategic partnerships. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
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
Item 4T. Controls and Procedures
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
PART II – OTHER INFORMATION
Item 6. Exhibits

Incorporated by Reference to
Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith
10.13	License Agreement dated as of August 28, 2007 between Innovive Pharmaceuticals, Inc. and TMRC Co. Ltd.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES
          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.

Date: November 14, 2007	By:	/s/ Steven Kelly Steven Kelly President and Chief Executive Officer