Form 10-K
period 2007-12-31
Innovive Pharmaceuticals, Inc.
filed 2008-03-31
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on February 29, 2008 ($0.51 per share), excluding shares held by each officer and director and by each person known to the Registrant who owns 5% or more of the Registrant’s outstanding common stock was $5,166,995. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
At March 31, 2008, 14,610,003 shares of the Registrant’s common stock, $.001 par value per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders currently anticipated to be held in May 2008 are incorporated by reference into Parts II and III of this report.

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
Immediate Need for Capital
     We have an immediate need for additional capital to be able to continue our operations. We currently do not have sufficient funds to satisfy our current obligations or finance our current operations. The continued development and potential commercialization of our product candidates and all other aspects of our operations are and will continue to be contingent on raising sufficient capital to continue to pursue pre-clinical and clinical trials and, thereafter, the successful testing and commercialization of each compound. Without additional capital, we will not be able to pursue development of our product candidates. We are currently exploring several alternatives including licensing opportunities, the sale to or merger into another company, the sale of one or more of our product candidates and debt and equity financing. If we are unable to secure additional capital on reasonable terms or unable to generate sufficient sources of capital through collaborative arrangements, we will not have the ability to continue as a going concern. All statements in this report regarding our planned or intended operations are contingent upon raising additional capital.
Overview
     We are a development stage biopharmaceutical company engaged in the development of compounds for the treatment of cancer. We currently have four products in our pipeline; INNO-406, tamibarotene, INNO-206, and INNO-305.
     INNO-406 is a small molecule that we licensed from Nippon Shinyaku in December 2005. Pre-clinical and Phase I clinical data demonstrate that INNO-406 significantly inhibits both the Bcr-Abl tyrosine kinase and the Lyn kinase. These kinases are believed to play a major role in chronic myelogenous leukemia, or CML. Our data suggests that the product has application in therapy intolerant CML due to its anticipated lack of side effects as well as application in refractory CML as the predominant forms of resistance come about due to Bcr-Abl amplification, Bcr-Abl point mutations and up-regulation of other pathways such as Lyn. Preclinical findings suggest that this product candidate is active against and targets cells exhibiting Bcr-Abl and Lyn activation, which would give INNO-406 a competitive profile against other compounds for treating this disease. We began our Phase I clinical study with INNO-406 in July 2006, established a dose for the study in the third quarter of 2007.We are currently evaluating our options for further studies for this product candidate. In January 2007, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to INNO-406 for the treatment of CML.
     Tamibarotene is a synthetic retinoid that we licensed the North American rights to from TMRC Co., Ltd. in December 2006 and European rights in September 2007 for the treatment of acute promyelocytic leukemia, or APL. Differentiation therapy with all-trans retinoic acid, or ATRA, is the basis for the treatment of APL. Tamibarotene was developed to specifically overcome resistance to ATRA. We initiated a pivotal study in APL under a special protocol assessment, or SPA, from the FDA in patients who have developed resistance to ATRA and arsenic trioxide in the second half of 2007. We believe that this study, if successful, and in combination with the data from two completed Japanese studies, would form the basis of a U.S. New Drug Application, or NDA, that we would expect to file with the FDA in 2009.

     INNO-206 (formerly DOXO-EMCH) is a prodrug for doxorubicin. Doxorubicin has demonstrated efficacy in a wide variety of cancers including breast cancer, lung cancer, sarcomas, and lymphomas. INNO-206 is a complex of doxorubicin attached to an acid sensitive linker. We believe this novel agent has attributes that improve on native doxorubicin, including reduction of adverse events, improvement in efficacy and the ability to preferentially reach the tumor. We intend to initially develop INNO-206 as a therapeutic for solid tumors, first pursuing small cell lung cancer, or SCLC, patients who are resistant to or have relapsed after initial chemotherapy. We received an investigational new drug application, or IND, from the FDA in the second quarter of 2007. We licensed INNO-206 from KTB Tumorforschungs GmbH in August 2006.
     INNO-305 is a WT1 peptide immunotherapeutic that we licensed from the Memorial Sloan Kettering Cancer Center in December 2005. Pre-clinical data suggests that the multi-peptide therapy may be used to treat certain solid tumors and certain leukemias including acute myelogenous leukemia, or AML. We believe that INNO-305 may be able to overcome many of the challenges that other cancer vaccines have faced for several reasons including its ability to target WT1, AML being an immune responsive tumor, and ease of manufacture at a commercial scale. Additionally, the literature indicates that leukemia responds favorably to treatment with similar compounds. We began a Phase I clinical study of INNO-305 in October 2006 and the study is expected to be completed in the first half of 2008.
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
     We plan to develop and commercialize our product candidates. In addition, we intend to leverage our development infrastructure by acquiring and developing additional clinical candidates in the areas of oncology and hematology. Our success will depend our ability to raise the capital necessary to develop our current and any future product candidates, on the clinical and regulatory success of our product candidates, which we are in the early stages of development, and our ability to retain on commercially reasonable terms financial and managerial resources of which we currently have only a limited amount. To date, we have not received regulatory approval for any of our product candidates nor have we derived any revenues from their sale.
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
The Oncology Therapeutics Market
     The American Cancer Society estimates that over 1.4 million people in the U.S. will be diagnosed with cancer in 2008, excluding basal and squamous cell skin cancers and in situ carcinomas except urinary bladder carcinomas. This is an increase of approximately 12.5% from the estimated number of new cancer diagnoses of approximately 1.2 million in 2000. We believe this growth rate is unlikely to decrease in the foreseeable future as the causes of cancer are multiple and poorly understood.
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
     Even though there are a large number of patients, the treatment and management of cancer is performed by a limited number of professionals. According to information contained in a 2005 report of the American Medical Association, approximately 8,700 physicians treat the majority of cancer patients in the U.S. We plan to reach this prescriber base using a relatively small commercial infrastructure that we intend to develop in the future by either hiring internally or contracting with one or more third-party entities with an established sales force. These development plans are dependent on our raising additional capital, the success of tamibarotene, INNO-406, INNO-206, and INNO-305 and any technologies we might acquire in the future, and successful negotiation of commercial relationships for the commercialization of tamibarotene, INNO-406, INNO-206, and INNO-305 and any technologies we might acquire in the future, none of which we have completed to date.
INNO-406
Overview of Bcr-Abl Inhibition in CML

     Chronic myelogenous leukemia, or CML, is a type of blood cancer that occurs in approximately 4,570 patients per year in the United States. Approximately 95% of CMLs contain a genetic translocation known as Bcr-Abl. This gene variant signals the cells to proliferate. Bcr-Abl does not exist in normal cells.
     In 2001, Novartis AG, a large multi-national pharmaceutical company, won approval in the U.S. for its drug Gleevec. Gleevec is a chemical molecule specifically designed to stop Bcr-Abl from emitting its signals for cell growth. Gleevec proved effective in treating patients with CML by inhibiting Bcr-Abl. Patients remain on Gleevec as chronic therapy. The reported five-year survival rate for patients with CML has gone from approximately 35% before the approval of Gleevec in 2001 to approximately 90% in 2006. Worldwide sales of Gleevec in 2007 were $3.1 billion.
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
     Dasatinib from Bristol-Myers Squibb, was the first of the second-generation Bcr-Abl inhibitors to gain U.S. marketing approval from the FDA. It obtained conditional U.S. marketing approval in June 2006 and was launched in July 2006. Dasatinib has high potency in inhibiting Bcr-Abl and also inhibits Src, a family of kinases known to be involved in cell growth. In clinical studies, dasatinib has shown good activity in Gleevec-resistant patients. However, there have also been concomitant side effects, including serious and life threatening pleural effusion, which is excess fluid around the lungs, and Grade 3/4 myelosuppression, which is significantly decreased blood cell production. In fact, it is estimated that two-thirds of patients experience dose reductions or interruptions and in data provided by Bristol-Myers Squibb 20% to 30% of patients that initiate dasatinib therapy discontinue due to intolerance. As a result of this side effect profile, Bristol-Myers Squibb gained approval for a lower dose regime of dasatinib in November 2007, hoping to reduce the adverse events experienced at the higher dose. This side effect profile is believed to be specific to dasatinib as other agents in this class have not shown this profile. It is not clear that a Bcr-Abl and Lyn inhibitor would have these side effects.
     Nilotinib, another second generation Bcr-Abl inhibitor developed by Novartis AG, gained conditional U.S. marketing approval from the FDA in October 2007. Nilotinib has potent activity against Bcr-Abl. In its Phase I clinical trial, nilotinib showed good activity in Gleevec-resistant patients. In Phase II clinical data presented at the American Society for Hematology conference in 2006, nilotinib showed efficacy similar to dasatinib in Gleevec resistant patients. Discontinuation from nilotinib due to resistance and/or intolerance occurred at a similar rate as with dasatinib.
INNO-406
     INNO-406 is a novel drug developed by the Japanese pharmaceutical company Nippon Shinyaku. It was specifically designed to overcome the limitations of Gleevec in resistant CML. INNO-406 is roughly 25 to 55 times more potent at inhibiting Bcr-Abl in vitro than Gleevec. INNO-406 is also capable of inhibiting many of the mutated forms of Bcr-Abl in CML that are resistant to Gleevec. In addition, INNO-406 is capable of shutting down the expression of the gene Lyn. This ability to shut down the expression of Lyn is independent of INNO-406’s ability to inhibit Bcr-Abl.
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
     In toxicology studies done in mice, rats, and dogs, INNO-406 appeared to be safe and well tolerated. A dose was described in dogs where no side effects were seen, which we used to calculate a starting dose in humans for our Phase I clinical trials.
Clinical Data

     With the exception of the results from our Phase I study described below, there are no other clinical data to date for INNO-406. In general, however, pre-clinical results for Bcr-Abl inhibitors in CML have translated well into clinical outcomes. We initiated the first human clinical studies with INNO-406 in July 2006.
Development Plan
     Our primary focus for the development of INNO-406 is a speed-to-market strategy where we hope to receive accelerated FDA approval of INNO-406 in dasatinib and nilotinib intolerant or refractory patients. In addition, we also might pursue INNO-406 as a treatment for other hematological diseases as well as solid cancer tumors. Our accelerated approval strategy for INNO-406 will focus on winning a subpart H approval in the U.S. in dasatinib and nilotinib intolerant and refractory patients. Subpart H approval is a federally mandated approval process reserved for life-threatening diseases in which a single study using surrogate endpoints can be used for approval. In oncology, subpart H strategies typically involve using response rates (tumor shrinkage) as the major endpoint of a study instead of the more traditional survival analysis generally used.
     Novartis used a subpart H strategy for the approval of Gleevec. Novartis used cytogenetic response to imatinib as the surrogate marker of drug efficacy for Gleevec. Bristol-Myers Squibb also used a subpart H strategy for the approval of dasatinib. We believe that INNO-406 can be approved using the same approach for CML patients that are intolerant or refractory to dasatinib or nilotinib. In addition, we also believe we can gain approval in Gleevec resistant patients by demonstrating an improved adverse event profile versus dasatinib. Any approval of INNO-406 will be dependent on whether we can prove its safety and efficacy.
     Phase I Study. Our Phase I clinical study used a modified continual dose reassessment method at six sites, the MD Anderson Cancer Center at the University of Texas, the H. Lee Moffit Cancer Center in Tampa, Florida, the Johann Wolfgang Goethe University Hospital in Germany, the Universitat Heidelberg in Germany, Charite Hospital, in Germany and Sheba Medical Center in Israel. Gleevec (imatinib) resistant or refractory patients have been enrolled in cohorts of three to six patients with a starting dose of 30 mg per day. After all patients in a cohort were treated for two weeks and no serious or life-threatening adverse events were seen, the dose was escalated by 100%. The study used both a once-a-day and twice-a-day oral treatment schedule. The endpoints of the Phase I study were the safety and toxicology profile of INNO-406 as well as its efficacy as measured by hematological, cytogenetic and molecular responses.
     Preclinical data showed that 19 out of 20 mutations of the disease associated with Gleevec-resistance are sensitive to INNO-406, and this preclinical data was demonstrably predictive of the clinical activity reviewed to date. Results from our Phase I study indicate that evidence of the following clinical activity has been demonstrated in heavily pretreated patients who are intolerant or resistant to imatinib and multiple second-generation tyrosine kinase inhibitors:
•	INNO-406 was generally well tolerated in these heavily pre-treated patients;

•	No Grade 3/4 pleural effusions, peripheral edema, or pericardial effusions were observed;

•	There was a low rate of hematological toxicity; and

•	There was a minimal mean QTc effect.
     In January 2007, the FDA granted orphan drug status to INNO-406 for the treatment of Gleevec-resistant or intolerant CML.
     Phase II Pivotal Study. We intend to conduct a Phase II clinical study of approximately 240 chronic phase patients that cannot tolerate or are not responding dasatinib or nilotinib (third line). We have submitted a special protocol assessment, or SPA, with the FDA for this study and we expect to have resolution on it by mid-2008. An SPA is typically an “agreement” between a company and the FDA on the study design, the endpoints of the study and the data analysis. An SPA is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a New Drug Application, or NDA, by a company.
     We believe that recruitment can be completed within one year, based on an aggressive recruitment strategy using 50 to 60 sites worldwide. We expect to use hematologic and cytogenetic response data from these patients to prepare an NDA.
     The ability to commence this study or any other further testing on this product candidate is contingent upon us obtaining adequate funding.
Tamibarotene
Background
     Acute promyelocytic leukemia, or APL, is a specific type of acute myeloid leukemia characterized by the t(15;17) translocation, which fuses the promyelocytic leukemia, or PML, gene on chromosome 15 to the retinoic acid receptor, or RAR, g gene on chromosome 17. This fusion causes abnormal cell growth.

     Differentiation therapy with all-trans retinoic acid, or ATRA, is the basis for the treatment of APL. Differentiation therapy causes leukemic promyelocytes to mature and undergo cell death. Patients typically receive ATRA in combination with chemotherapy as the initial therapy followed by anthracycline-based consolidation therapy designed to produce complete remission. The majority of patients treated this way generally experience a complete remission of disease. Current National Comprehensive Cancer Network guidelines recommend patients then undergo one to two years of maintenance therapy with ATRA to prevent a recurrence. ATRA therapy is associated with several toxicities, the most serious of which is retinoic acid syndrome, or RAS, a serious and potentially fatal complication characterized by fever, dyspnea (breathing difficulties), weight gain, pulmonary infiltrates (abnormal accumulation in the lungs), and pleural or pericardial effusions (excess fluid around the lungs or heart), that occurs in up to 25% of patients treated with ATRA.
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
Development Plan
     We initiated a pivotal study in ATRA and arsenic trioxide refractory APL under an SPA from the FDA in the fourth quarter of 2007. The study is designed to collect pharmacokinetic, safety and efficacy data in approximately 50 patients. We anticipate that this study will take approximately 18 months to complete. We believe that this study, in combination with the data from the two Japanese studies, would form the basis of an NDA. If the results of the study are positive, we believe that we would be able to file the NDA with the FDA in the first half of 2009.
     The ability to continue and conclude this study or any other further testing on this product candidate is contingent upon us obtaining adequate funding.
     In addition, a Phase III study is currently being conducted in Japan by the Japan Adult Leukemia Group comparing ATRA to tamibarotene for the maintenance treatment of APL. If positive, data from this study could potentially form the basis of a supplemental NDA application.
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
     Phase II Study. We received an IND from the FDA in the second quarter of 2007. The first study we intend to conduct will be a single arm study in SCLC patients who are resistant to or have relapsed after initial chemotherapy. The objectives of the study will be to establish response rate, overall survival and side effect profile in this indication. There is currently no timeframe for the start of this study as it is contingent upon our obtaining financing and/or partnerships as well as available therapies for this indication at the time of initiation.
     Beyond this initial indication, we intend to explore the utility of INNO-206 in chemotherapy regimens that currently include doxorubicin, both for solid tumor and other indications. If the Phase I data were to hold up in larger randomized studies, we believe the potential exists for INNO-206 to replace doxorubicin, based on higher efficacy and improved side effect profile, although this has not been proven.
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
     Our initial disease target for INNO-305 is AML. AML is a disease of white blood cells. Abnormal white cells or leukemic blasts grow in the blood and bone marrow leading to anemia, bruising, bleeding and infections. As the leukemic blasts highly express WT1, we believe that INNO-305 has potential as a therapy against AML, although this has not been proven. WT1 expression is not limited to AML. Other tumors that express high levels of WT1 include non-small cell lung cancer, mesothelioma, gliomas, multiple myeloma and ovarian cancer. Each of these areas represents potential future indications for INNO-305.
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
Clinical Data
     Prior to our licensing of INNO-305, the safety profile and clinical activity of similar but not identical WT1 immunotherapies had been reported in 37 AML patients (Table 1). INNO-305 is designed to activate both CTLs and HTLs unlike the German and Japanese therapies discussed below, which only stimulate a CTL response, which we believe is a potential disadvantage for these agents.
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
     Dr. Anne Letsch and colleagues of Charité Hospital, Berlin, Germany, have administered a natural WT1 peptide to 16 patients with AML (four at Phase I, 12 at Phase II). In two of the Phase I patients with blasts counts of 5-10% on study entry, a complete remission was induced for 6 and 30+ months, respectively. In both patients, raised CTL levels indicated an immune response to the therapy. In the 12 Phase II AML patients, eight out of 12 had an immune reponse to the immunotherapy as measured by raised CTL levels. Two patients with active disease were induced into complete remission for 12 and 30+ months, respectively.
     In the first three studies in Table 1, 19 out of 29 patients demonstrated an immune response. Immune responses have not yet been analyzed for the fourth study. As a result, we believe that the clinical data suggest that WT1 immunotherapy can successfully generate an immune response, although we need to prove this in clinical studies. If this can be proven, we also hope to prove that INNO-305 can achieve clinically meaningful responses especially in patients with low levels of leukemic disease, which are those patients with durable complete remissions ranging from six to 31 months or more. We believe that prolonged treatment with INNO-

305 needs to be explored to determine whether it prolongs survival. We plan to study the effects of prolonged treatment in clinical studies.
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
     In the ongoing Phase I clinical study at Memorial Sloan Kettering, the vaccine appears to be safe and well tolerated.
Development Plan
     Phase I Study. We engaged Memorial Sloan-Kettering Cancer Center to conduct, on our behalf, a first in-human Phase I study of INNO-305 in patients with AML, myelodysplastic syndrome and lung cancer at Memorial Sloan-Kettering. The purpose of this study, which began in October 2006, is to identify the safety of the immunotherapy and to determine whether an immune response to INNO-305 is induced and to establish any clinical effect of INNO-305. This study is expected to be completed in the first half of 2008.
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
     Based on our understanding of the data, we intend to move to a pivotal Phase II/III registration study in elderly patients with AML, comparing the effect on survival between INNO-305 and best supportive care. We have chosen this patient group to study for two reasons. First, they have a high risk of relapse and the eradication of minimal residual disease, or MRD, should improve their survival. Second, the elderly tend to poorly tolerate conventional chemotherapy, which we believe makes a low toxicity therapy such as INNO-305 a desirable therapeutic option. Based on these characteristics, we believe the regulatory authorities will look favorably at a registration study in elderly AML patients. There is currently no timeframe for the start of this study as it is contingent upon us obtaining financing and/or partnerships as well as available therapies for this indication at the time of initiation.
Competition
     INNO-406. There are currently two main competitors to INNO-406 in the Gleevec-resistant CML market. These are dasatinib and nilotinib. Although both of these drugs recently completed clinical testing and have begun commercialization, we believe the head-start in development will not prove critical in the commercial setting because CML is becoming a chronic condition much like HIV or depression and that the market for treatment is large enough to accommodate several drugs.
     Dasatinib from Bristol-Myers Squibb is the furthest ahead of the second-generation Bcr-Abl inhibitors. Dasatinib gained conditional U.S. marketing approval from the FDA in June 2006 and Bristol-Myers Squibb began distributing the product in July 2006. Dasatinib has high potency in inhibiting Bcr-Abl and also inhibits Src, a family of kinases known to be involved in cell growth. In clinical studies, dasatinib has shown good activity in Gleevec-resistant patients. However, there have also been concomitant side effects, including serious and life threatening pleural effusion. In various studies presented to date, roughly 20% to 30% of the patients that start therapy are discontinuing. We believe a significant number of these patients are discontinuing due to the side effect profile of the drug. This side effect profile may be related to Src inhibition, but that has not yet been proven.
     Nilotinib from Novartis AG gained conditional U.S. marketing approval from the FDA in October 2007. Nilotinib has potent activity against Bcr-Abl. In its Phase I clinical trial, Nilotinib showed good activity in Gleevec-resistant patients. In Phase II clinical data presented and the American Society for Hematology conference in 2006, nilotinib showed efficacy similar to dasatinib in Gleevec resistant patients with similar rates of resistance and intolerance in patients.

     Other clinical compounds in development for refractory CML include:
•	Wyeth’s SKI-606 which is a Src inhibitor similar to dasatinib and is currently in a Phase III trial; and

•	Ceflatonin® from Chemgenex, a plant alkaloid primarily targeting a single Bcr-Abl mutation known as T315I, which is in a Phase II/III clinical trial.
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
      INNO-206. We are aware of two compounds in late stage testing for SCLC. The first compound is picoplatin from Poniard Pharmaceuticals. Picoplatin is a platinum agent that is currently in a Phase III study in SCLC. The Phase III study looks to compare picoplatin in combination with best supportive care alone in patients who were refractory to platinum therapy or failed to respond to platinum therapy within six months. Assuming financing, we plan to test INNO-206 in patients who initially had a response on platinum therapy.
     The second compound in development in SCLC is amrubicin from Celgene. Amrubicin is a synthetic anthracycline currently approved in Japan for use in lung cancer. Celgene initiated a Phase III study in October 2007 in relapsed and refractory SCLC patients based on Phase II data from Japan, which is showing a survival of between 9.2 and 11.7 months in this population.
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
     General. Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to raise and devote substantial resources and efforts to our research and development activities. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Novartis (Gleevec), Eli Lilly (Alimta), Bristol-Myers Squibb (Erbitux) and Sanofi-Aventis (Eloxatin), and more established biotechnology companies such as Genentech (Avastin and Tarceva) and Imclone Systems (Erbitux), which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.
Other Compounds — Building Our Pipeline
     In order to leverage the infrastructure that we plan to develop and to better mitigate risk, we plan to in-license other clinical stage product candidates. We also plan to license pre-clinical technologies that appear promising, making decisions to fully commit resources only after pre-defined clinical endpoints are achieved. We believe this will allow us to replicate the target identification/therapeutic candidate development function without taking on the significant overhead costs usually associated with research and development. Additionally, we will not commit our product pipeline to a single platform or approach (i.e., monoclonal antibodies, antisense, recombinant DNA technology, cell culture technology, etc.), which we believe will better diversify our risk. All plans to leverage our infrastructure are dependent on us raising additional capital or attracting partners.
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
     As of December 31, 2007, we were in compliance with all obligations under this agreement.
Tamibarotene
     On December 6, 2006, we entered into a license agreement with TMRC Co., Ltd. for the license of patent rights held by TMRC for the North American development and commercialization of tamibarotene. The license granted to us is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of acute promyelocytic leukemia, or APL. We may sublicense the intellectual property in our sole discretion. TMRC granted us an option to include within the license the use of the drug in other fields in oncology including multiple myeloma, myelodysplastic syndrome, and solid tumors.

     We paid TMRC a license issue fee of ¥10,000,000 (approximately $85,000 at time of payment) on execution of the agreement. Under the license agreement, we must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of ¥490,000,000 (approximately $4,400,000 as of December 31, 2007) upon meeting clinical, regulatory and sales milestones up to and including the first commercial sale of the product for the treatment of APL.
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
     On September 10, 2007, we entered into a license agreement with TMRC for the license of patent rights held by TMRC for the European development and commercialization of tamibarotene. The license granted us is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of acute promyelocytic leukemia and human hematological malignancies, including multiple myeloma, myelodysplastic syndrome, chronic myelocytic leukemia, acute myelocytic leukemia and solid tumors other than hepatocellular carcinoma. We may sublicense the intellectual property in Europe at our sole discretion.
     We were required to pay TMRC a license issue fee of approximately ¥80,000,000, of which ¥18,000,000 (approximately $160,000 at time of payment) was due and paid within 30 days of executing the agreement. We must pay the remaining ¥62,000,000 (approximately $552,000 as of December 31, 2007) upon the earlier of a funding event or March 31, 2008. In addition, we are required to pay ¥60,000,000 (approximately $535,000 as of December 31, 2007) upon the earlier of June 30, 2008 or the achievement of one-half of the patients enrolled in its tamibarotene STAR clinical study. The license issue fee and the non-contingent milestones were all recorded as research and development expense, at prevailing currency rates at the time of the agreement, for the year ended December 31, 2007. The non-contingent milestones are included in accrued expenses as of December 31, 2007 and have been marked to market based on prevailing currency rates as of December 31, 2007. Under the license agreement, we must pay TMRC royalties based on net sales and make additional payments, other than those discussed above, to TMRC in the aggregate of approximately ¥420,000,000 (approximately $3.7 million as of December 31, 2007) upon meeting various clinical and regulatory milestones.
     All payments due under this agreement, as well as our agreement for the North American rights to tamibarotene with TMRC, are required to be made in Japanese Yen. The ultimate United States dollar amount paid under these agreements will depend on the foreign currency exchange rates at the time of payment. We do not currently employ any hedging strategies related to these payments.
     As of December 31, 2007, we were in compliance with all obligations under these agreements.
INNO-206
     On August 18, 2006, we entered into a license agreement with KTB Tumorforschungs GmbH for the license of patent rights held by KTB for the worldwide development and commercialization of INNO-206. The license granted to us is exclusive and worldwide, applies to all products that may be subject to the licensed intellectual property and may be used in all fields of use. We may sublicense the intellectual property in our sole discretion. KTB granted us an option to include within the license any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology. We also have the right of first refusal on any license that KTB wishes to make to a third party regarding any technology that is claimed or disclosed in the licensed patents and patent applications for use in the field of oncology.
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
     As of December 31, 2007, we were in compliance with all obligations under this agreement.
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
     As of December 31, 2007, we were in compliance with all obligations under this agreement.
Clinical Research Organizations
     Our clinical trials are conducted by third-party clinical research organizations with whom we contract. We strive to negotiate terms with these third-parties that allow us to transfer the data and other results of the trials that they might perform for us to us or to another third party so that in the event the third-party provider stops performing or we wish to replace the third party for any reason, we will be entitled to the data and can transfer it quickly to another party to complete the trial. We believe that there is a sufficient number of clinical research organizations that should we need to replace any with whom we might have contracted we will be able to do so. We have contracted with Memorial Sloan Kettering Cancer Center to conduct our INNO-305 Phase I study and contracted with a third-party clinical research organization to conduct our Phase I trial for INNO-406 and our Phase II study for tamibarotene. We have a transfer of data clause in each of these contracts.
Manufacturing and Marketing
     We own no manufacturing facilities. We have contracted with various contract manufacturing facilities for supply of our active pharmaceutical ingredient, or API, and finished product for each of our products currently in a clinical study. We currently have agreements in place with these manufacturers for the supply of product for all of our current clinical studies. Pursuant to the license with TMRC, TMRC will provide us with tamibarotene at a fixed price and in a quantity sufficient to meet our clinical and commercial needs. We entered into a definitive supply agreement for these needs, on the commercial terms established in the license agreement in the first half of 2007. We plan to continue to use third-party manufacturers to produce material for use in future clinical trials and, if any of our products are approved for marketing, for commercial product. This manufacturing strategy will enable us to direct our financial resources to product development, without devoting resources to the time and cost associated with building large manufacturing plants. Other than noted above, we do not have any supply contracts for our product candidates in place at this time.
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
     Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials might begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Our IND for INNO-406 was allowed on June 15, 2006. An IND for INNO-305 was allowed by the FDA in October 2006. Our IND for INNO-206 was allowed by the FDA on April 19, 2007. Our IND for tamibarotene was allowed by the FDA on May 25, 2007. We cannot be sure that submission of any future IND for another drug study will result in the FDA allowing clinical trials to begin.
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
     Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Our Phase I study for INNO-406 was designed to establish the biologically active dose for INNO-406. The Phase I study for INNO-406 began in July 2006. The Phase I study for INNO-305 is designed to test the safety, tolerability, pharmacokinetics and preliminary efficacy of INNO-305. The Phase I study for INNO-305 began October 2006.

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
     Assuming available financing, we plan to conduct a pivotal Phase II registration study for INNO-406. A Phase I study for INNO-206 was successfully completed in Germany in 2005, and, assuming financing, we plan to conduct Phase II and Phase III studies in the future. Tamibarotene is currently approved in Japan and we began a Phase II pivotal study in the second half of 2007.
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
     Before approving an NDA, the FDA usually will inspect any facility at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA might issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA might require post marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.
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
     We applied for orphan drug status for INNO-406, which status was granted by the FDA in January 2007. We applied for orphan drug status for tamibarotene, which status was granted by the FDA in October 2007. We intend to apply for orphan drug status for INNO-305 for acute myelogenous leukemia, but we have no timeline for that application, which would be dependent on successful results of the Phase I study and available financing.
     Subpart H Approval. The FDA may grant marketing approval of a drug under its subpart H regulations. This program makes it possible for a drug candidate for a life-threatening disease to be approved more quickly than the normal application process. Approval is based on a surrogate endpoint or on restrictions to ensure safe usage.
     The FDA may grant marketing approval for a new drug on the basis of one or more adequate and well-controlled clinical trials that establish that the drug has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Approval is subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit, or of the observed clinical benefit to ultimate outcome. Post-marketing studies generally would be studies already underway. When required to be conducted, such studies must also be adequate and well controlled.
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
Employees
     As of December 31, 2007, we had a total of nine employees. In January and February 2008 we terminated four employees to conserve financial resources.
     Our Chief Executive Officer is Steven Kelly, who is experienced in the launch of anti-cancer products for major pharmaceutical and biotechnology companies. We believe our relationships with our employees are satisfactory. None of our employees is represented by a labor union. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel if we continue to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.
Scientific Advisory Board
     We retain the services of several qualified individuals on our Scientific Advisory Board. The Scientific Advisory Board meets on an as needed basis if significant developments or new information become available and require expert review. These meetings serve primarily as an opportunity to review our scientific, research and clinical development plans from the perspective of key opinion leaders in the medical community. The meetings also provide a forum in which members provide specific advice concerning the design of clinical research protocols that we intend to utilize for the development of our drug candidates. Meetings also provide us with an opportunity to test the validity of any assumptions regarding the attitudes of the medical community relative to the importance of various drug characteristics that might be highlighted during development. Our Scientific Advisory Board consists of the following individuals:
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
     Daniel D. Von Hoff, M.D. Dr. Von Hoff is Senior Investigator and Head of Translational Research at the Translational Genomics Research Institute’s Translational Drug Development Division and Head, Pancreatic Cancer Research Program in Phoenix, Arizona. He also is Chief Scientific Officer for US Oncology. Dr. Von Hoff and his colleagues were involved in the beginning of the development of many anti-cancer agents including mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, and CPT-11. He was appointed by the President to the National Cancer Advisory Board. He is past President of the American Association for Cancer Research, a founder of ILEX™ Oncology, Inc. (recently acquired by Genzyme), founder and the Editor Emeritus of Investigational New Drugs — The Journal of New Anticancer Agents, and Editor-in-Chief of Molecular Cancer Therapeutics.
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
Risks Relating to our Business
We have an immediate need for capital and will need to raise additional capital in the future to continue our business.

     To date, we have generated no product revenues, yet we have had operating and capital expenditures to in-license and begin development of our product candidates. As a result of these expenses and lack of revenue, at December 31, 2007, we had a working capital deficit of $2,222,453. In addition, as a result of our financial position at December 31, 2007, we received a “going concern” opinion from our auditors, which is included in our financial statements in this report. Until, and unless, we receive approval from the FDA or foreign regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are INNO-406, tamibarotene, INNO-206, and INNO-305, and none of them have been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from existing cash and short-term investments or future financings. At December 31, 2007, we had cash and cash equivalents of only $2,670,470. We have insufficient funds to meet our current obligations or future operating expenses. As a result, we have been seeking and will continue to seek additional sources of financing for our operations, which might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned pre-clinical and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on our then current stockholders.
Our internal control over financial reporting is not adequate and may result in financial statements that are incomplete or subject to restatement.
     Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2007. In addition, our independent registered public accounting firm will be required to report on management’s evaluation of those controls for the year ending December 31, 2008. The additional costs associated with this process may be significant.
     After documenting and testing our system, we have identified a material weakness in our accounting and financial functions due to a lack of a segregation of duties among these functions. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.
If we are unable to satisfy our obligations under current and future license agreements, we could lose license rights which would adversely affect our business.
     We are a party to various license agreements, each of which requires us to make periodic payments, which in our current financial condition may be difficult.
     We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. If a licensor challenges our license position, our competitive position and business prospects could be harmed.
We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
     We are highly dependent on our executive officers and scientific and medical advisors because of their expertise and experience in drug development. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel, for whatever reason, including our current financial condition, could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results. The loss of our Chief Financial Officer could have an adverse effect on our ability to prepare and timely file the financial reports that we are required to file with the SEC.
If we are unable to retain our current employees or hire additional qualified personnel, our ability to continue and grow our business might be harmed.
     To continue our current operations we will need to retain most of our current employees or attract qualified employees to carry out those employees’ functions. To continue development of our products, we will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. Attracting and retaining qualified personnel will be critical to our success. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful, especially given our limited operating history and limited resources. Our current financial condition may make it difficult to retain our current personnel and to attract new personnel.
We are not currently profitable and might never become profitable.
     We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we might never achieve or maintain profitability. Our research and development costs from inception to December 31, 2007 have totaled $30,308,300. At December 31, 2007, we had an accumulated deficit of $41,737,344 and had a net loss of $18,184,872 for the year ended December 31, 2007. Assuming we raise capital in the immediate future, we expect to continue to incur significant operating expenditures, including research and development costs for our product candidates, and anticipate that our expenses could increase substantially in the foreseeable future as we:
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
     Our INNO-406 IND was allowed on June 15, 2006. Our Phase I study for INNO-406 began in July 2006 and is ongoing. Our expectations for this product are based on preclinical studies conducted on animals and Phase I clinical study results to date.
     An IND for INNO-305 was allowed in October 2006. The Phase I study for INNO-305 began in October 2006 and is ongoing. Our expectations for INNO-305 are based on pre-clinical studies and on analogous programs in Germany and Japan which showed positive clinical outcomes in Phase I and II clinical testing.
     An IND for tamibarotene was allowed in May 2007. The Phase II pivotal clinical study began in September 2007 and is ongoing.
     Given the early stages and limited scope of these various studies, we have very limited safety and efficacy data on our products. We cannot determine whether the prior or current studies, including any preliminary positive data, for the products are predictive of clinical safety or efficacy. These same risks are true for our planned development of INNO-206 for which an IND was allowed in April 2007.
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
     Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure may cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, a clinical trial will delay the filing of the related NDA with the FDA and, ultimately, our ability to commercialize that product candidate and generate product revenues from that product. In addition, our Phase I clinical trials for INNO-406 and INNO-305 and our Phase II pivotal clinical trial for tamibarotene involve, and future trials for these and our other product candidates might involve, a small number of patients. Because of the small sample size, the results of these clinical trials might not be indicative of future results.
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
     We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. For INNO-406, we have ongoing production contracts for clinical material for our current Phase I clinical trial. Product for future trials will require additional contracts with our current suppliers. We have contracted with a third party to supply, store and distribute tamibarotene for our clinical trials and any possible commercialization. We currently do not have contracts for product supply for our planned future clinical trials for INNO-206 but have identified vendors with the capability to perform the development and manufacturing steps necessary to manufacture the product. We believe we currently have ample supplies of INNO-305 for its continuing Phase I trial. If any of our current product candidates or any other product candidate we might develop or acquire in the future, receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. Our reliance on third-party manufacturers exposes us to the following risks:

•	We might not be able to retain current third party manufacturers or other service providers or attract new ones due to our financial condition;

•	We might be unable to identify manufacturers on commercially reasonable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state and foreign agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we might not own, or might have to share, the intellectual property rights to the innovation.
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
Our potential future earnings may be reduced should we decide to out-license one or more of our drug product candidates.
     We may decide to out-license one or more of our drug product candidates, reducing future profits available to us. Should we license any one of our drug candidates to another pharmaceuticals company, it would allow the partner to market and sell our compounds in any of the markets allowable under the license agreement governing the product. If one of our products is out-licensed, the profit available to us may be substantially reduced from what might otherwise be possible should we retain all rights to the product and market and sell it directly.
If we cannot compete successfully for market share against other drug companies, we might not achieve sufficient product revenues and our business will suffer.
     The market for each of our current product candidates, as for most drugs, is characterized by intense competition and rapid technological advances. If any product candidate receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. The most significant competitors for INNO-206 are Poniard Pharmaceuticals and Celgene, each of which is developing a compound for small cell lung cancer. Cell Genesys is developing a vaccine for acute leukemia that may be competitive with INNO-305. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that may be competitive with INNO-406. The most significant competitors for tamibarotene are treatment with ATRA, a generic compound, and Cephalon’s arsenic trioxide. These or other future competing products might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or might offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we might not achieve sufficient product revenues, if at all, and our business will suffer.
     We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds already approved or in development. As noted above, Poniard Pharmaceuticals and Celgene are each developing a compound for small cell lung cancer that would compete with INNO-206. Cell Genesys is developing a vaccine for acute leukemia that would compete with INNO-305. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that would compete with INNO-406. ATRA and arsenic trioxide could both compete with tamibarotene. These competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:
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
     Companies that currently sell both generic and proprietary compounds for the treatment of cancer and related diseases include but are not limited to Amgen, Sanofi-Aventis, Bristol-Myers Squibb, Genentech, Eli Lilly, Johnson & Johnson and Celgene. Alternative technologies are being developed to treat cancer and related diseases by numerous companies including Bristol-Myers Squibb, MGI Pharma, Merck and Genentech, several of which are in advanced clinical trials. There also are cancer tumor inhibiting therapies that are in the late stage of development, and that are being developed by larger established companies: Alimta (Eli Lilly), Avastin (Genentech), Eloxatin (Sanofi-Aventis), Erbitux (Bristol-Myers Squibb and Imclone Systems) and Tarceva (Genentech). Cell Genesys is developing a vaccine for acute leukemia. Poniard Pharmaceuticals and Pharmion are developing compounds for small cell lung cancer. Novartis and Bristol-Myers Squibb have each developed a treatment for chronic myelogenous leukemia that would compete with INNO-406. ATRA and arsenic trioxide could compete with tamibarotene. In addition, companies pursuing different but related fields represent substantial competition. Any of these competing therapies could prove to be more effective than INNO-406, tamibarotene, INNO-206, or INNO-305 or any future therapy of ours. In addition, many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations. Any or all of these competitors might inhibit or prevent entirely the successful commercialization of our products.
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
We might not successfully manage our planned growth.
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
     Due to the lack of an active market for our common stock, you should expect the prices at which our common stock might trade to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:
•	our current need for additional financing;

•	the current unsettled state of the U.S. financial markets;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.
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

     Individuals and entities affiliated with Paramount BioCapital, Inc., or Paramount, which include two of our directors as explained below, beneficially own or control a significant portion of our common stock, including for this purpose, warrants and options. At December 31, 2007, individuals affiliated with Paramount owned 2,924,358 shares of our common stock, excluding warrants and options to purchase an aggregate of 204,877 shares, which represented 20% of our outstanding common stock on that date. Individually and in the aggregate, these persons will have significant influence over our business, the election of directors and all matters requiring stockholder approval. In particular, this concentration of ownership might have the effect of facilitating, delaying, deferring or preventing a potential acquisition and might adversely affect the market price of our common stock.
     Our directors, executive officers and one of our principal stockholders, Lindsay A. Rosenwald, M.D., beneficially owned 3,196,591 shares, or 22%, of our outstanding shares of common stock at December 31, 2007, but excluding warrants to purchase 145,793 shares that were exercisable on December 31, 2007. Dr. Rosenwald is an officer of Paramount and its affiliated companies, including Paramount BioSciences, LLC, or PBS. At December 31, 2007, two of our six directors were employees of Paramount or PBS. In addition, trusts established for the benefit of Dr. Rosenwald and his family owned 1,399,129 shares, or 9.6%, of our outstanding common stock at December 31, 2007. Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts and disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a—1(a)(2) promulgated under the Securities Exchange Act of 1934, as amended) that he may have in these trusts. Accordingly, our executive officers, directors and Dr. Rosenwald will have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues submitted to our common stockholders, including an amendment to our Certificate of Incorporation and a merger or acquisition or a sale of substantially all of our assets. These stockholders might make decisions that are adverse to those of our other stockholders. In addition, these stockholders could negotiate the terms of any transaction we might undertake with any of their affiliates, such as Paramount or PBS, which transaction might be on terms less favorable than could be available from third parties.
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
     As of December 31, 2007, we had 14,610,003 shares of common stock outstanding. In August 2006 and August 2007, we registered for resale an aggregate of 8,362,852 and 8,516,528 shares, respectively, of our common stock that may be sold by certain of our current stockholders. These shares are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. If these or other stockholders sell substantial amounts of our common stock, whether privately or in the public market, or, if the market perceives that these sales may occur, the price of our common stock might decline. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We sublease approximately 5,526 square feet of office space at 555 Madison Avenue, New York, New York, pursuant to a sublease dated March 14, 2005. This lease currently requires us to make monthly payments of approximately $17,499, subject to increase to $18,420 in the sixth year of the lease. The lease expires August 30, 2012. We do not own any real property. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     We are not subject to any pending legal proceeding nor are we aware of any threatened claims against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of our executive officers as of February 28, 2007.

Name	Age	Position
Steven Kelly	42	President, Chief Executive Officer and Director

J. Gregory Jester	40	Vice President and Chief Financial Officer

Eric Poma, Ph.D.	36	Vice President — Business Development and Secretary
     Steven Kelly — President, Chief Executive Officer and Director. Mr. Kelly joined Innovive in June 2004 as President and Chief Executive Officer. Prior to joining Innovive, from November 2002 to May 2004, Mr. Kelly headed the newly created oncology marketing group for Sanofi-Synthelabo’s U.S. division, where he led the launch of Eloxatin™, a treatment of colorectal cancer. Mr. Kelly joined Sanofi from IDEC Pharmaceuticals where he was employed from September 1996 to October 2002, most recently as Director of Marketing. While at IDEC, Mr. Kelly led the launch of Rituxan® in a co-promotion agreement with Genentech. Rituxan is a treatment for non-Hodgkins lymphoma. Prior to IDEC, Mr. Kelly worked at Amgen from August 1987 to September 1996, where he held various positions, including roles in Epogen® marketing, new products marketing, and manufacturing. Mr. Kelly holds an M.B.A. from Cornell University and a B.S., General Science — Biology and Chemistry, from the University of Oregon.
     J. Gregory Jester — Vice President and Chief Financial Officer. Mr. Jester joined Innovive in October 2006 as Vice President and Chief Financial Officer. Prior to joining Innovive, from 1995 to 2006, Mr. Jester was employed by Barr Pharmaceuticals, Inc. most recently as Vice President and Corporate Controller where he led a 40 person team responsible for corporate and operational accounting, financial reporting and analysis, budgeting and forecasting as well as all SEC filings. Prior to Barr, Mr. Jester held various positions at Meridian Sports Inc., The CIT Group/Credit Finance and KPMG LLP. Mr. Jester is a Certified Public Accountant and received his B.S., Business Administration from the University of Richmond.
     Eric Poma, Ph.D. — Vice President — Business Development and Secretary. Dr. Poma joined Innovive in March 2005 as Vice President, Business Development. Prior to joining Innovive, from June 2001 to March 2005, Dr. Poma was the Assistant Vice President, Business Development at Imclone Systems. From July 2000 to June 2001, Dr. Poma was a biotechnology analyst at Eagle Growth Asset Management. Dr. Poma received his Ph.D. in Microbiology and Immunology and a B.S., Biology from the University of North Carolina at Chapel Hill. In addition, Dr. Poma holds an M.B.A. from New York University’s Stern School of Business.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     On October 13, 2006, our common stock began to be quoted on the Over-the-Counter Bulletin Board, or OTCBB, a regulated quotation medium that is administered and regulated by the National Association of Securities Dealers, Inc., or NASD. The trading symbol is “IVPH.” Prior to October 13, 2006, our common stock was not listed or quoted on any exchange or quoted by any service. From our inception on March 24, 2004 through October 13, 2006, to our knowledge, there were no trades among our stockholders. As of March 25, 2008, the number of record holders of our common stock was approximately 213. We believe that a number of investors in our common stock hold their shares in street name. Therefore, we believe the number of beneficial owners of our common stock is greater than the number of record holders of our common stock.
     The table below provides the high and low bid prices for our common stock during 2006 and 2007, as quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2007	High	Low
First Quarter	$6.00	$2.90
Second Quarter	$4.50	$2.50
Third Quarter	$3.50	$1.55
Fourth Quarter	$2.10	$0.70

Year Ended December 31, 2006	High	Low
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter	$4.25	$3.25
     The market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors, such as our need for capital, fluctuations in our operating results, announcements of technological innovations or new therapeutic products by us or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, future sales of substantial amounts of common stock by existing stockholders and general market conditions, can have an adverse effect on the market price of the common stock.
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
     The performance graph required by this item is incorporated by reference from the information under the caption “Performance Graph” in the proxy statement that we will file for our 2008 Annual Meeting of Stockholders currently anticipated to be held in May 2008.
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. The following selected financial data are derived from our audited financial statements included in this report:

				Period from
				March 24, 2004
	Year Ended December 31,			(inception) to
	2007	2006	2005	December 31, 2007
Statement of Operations Data:
Operating expenses:
Research and development	$14,274,457	$12,236,862	$3,628,390	$30,308,300
General and administrative	4,153,951	3,419,749	1,656,193	9,429,859

Total operating expenses	18,428,408	15,656,611	5,284,583	39,738,159

Loss from operations	(18,428,408)	(15,656,611)	(5,284,583)	(39,738,159)
Interest income	286,387	155,877	16,217	458,481
Interest expense	—	1,189,493	410,573	1,605,850
Other expense	42,851	—	—	42,851

Net loss	(18,184,872)	(16,690,227)	(5,678,939)	(40,928,379)
Imputed preferred stock dividends	—	808,965	—	808,965

Net loss applicable to common shares	$(18,184,872)	$(17,499,192)	$(5,678,939)	$(41,737,344)

Net loss per common share — basic and diluted	$(1.41)	$(2.74)	$(1.83)

Weighted average common shares outstanding — basic and diluted	12,902,475	6,391,802	3,107,338

	December 31, 2007	December 31, 2006	December 31, 2005
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$2,670,470	$2,545,162	$133,594
Working capital (deficiency)	(2,222,453)	1,330,135	(4,039,229)
Total assets	3,240,579	4,228,172	500,305
Deficit accumulated during the development stage	(41,737,344)	(23,552,472)	(6,053,280)
Total stockholders’ equity (deficiency)	(2,074,463)	1,456,004	(5,133,851)
Immediate Need for Capital
     We have an immediate need for additional capital to be able to continue our operations. We currently do not have sufficient funds to satisfy our current obligations or finance our current operations. The continued development and potential commercialization of our product candidates and all other aspects of our operations are and will continue to be contingent on raising sufficient capital to continue to pursue pre-clinical and clinical trials and, thereafter, the successful testing and commercialization of each compound. Without additional capital, we will not be able to pursue development of our product candidates. We are currently exploring many alternatives including licensing opportunities, the sale to or merger into another company, the sale of one or more of our product candidates and debt and equity financing. If we are unable to secure additional capital on reasonable terms or unable to generate sufficient sources of capital through collaborative arrangements, we will not have the ability to continue as a going concern. All statements in this report regarding our planned or intended operations are contingent upon raising additional capital.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our current pharmaceutical technologies, INNO-406, tamibarotene, INNO-206, and INNO-305, and one former product candidate, INNO-105, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of INNO-406 until the second half of 2009, tamibarotene until the first half of 2009, INNO-206 until 2010 or INNO-305 until 2010.

     Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval, if ever. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through December 31, 2007, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note, a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006, and a private placement of common stock units in April 2007.
Immediate Need for Operating Funds
     To date, we have not generated any revenues from operations. At December 31, 2007, we had cash and short-term investments of $2,670,470 and a working capital deficiency of $2,222,453. As a result, we have insufficient funds to meet our current obligations or future operating expenses. To conserve funds, we have suspended all expenditures on the development of INNO-206 and suspended all other non-essential expenditures, including reduction of headcount. We have continued to incur costs associated with the licensing and development of tamibarotene including costs association with our pivotal Phase II clinical trial in acute promeylocytic leukemia, costs associated with the completion of our Phase I clinical study for INNO-406 in chronic meyelogenous leukemia, which enrolled its last patient in November 2007, and regulatory documentation for the FDA to support a Phase II pivotal clinical study on INNO-406. If we are able to obtain capital, we expect to continue to incur losses for the foreseeable future.
     We need immediate additional equity or debt financing or need to immediately generate revenue from the licensing of one or all of our product candidates or enter into strategic alliances for our products to be able to sustain our immediate operations and until we can achieve profitability and positive cash flows, if ever. As a result, we believe that there is substantial doubt about our ability to continue as a going concern.
Lack of Revenue
     We had not generated any revenue from any source through December 31, 2007 and we do not expect to generate revenue within the foreseeable future. We might never be able to generate revenue. None of our existing product candidates is expected to be commercially available until 2009 at the earliest, if at all.
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
Research and Development Expense
     We expense our research and development costs as they are incurred. Research and development expenses consist primarily of costs associated with determining feasibility, licensing and pre-clinical and clinical testing of our licensed pharmaceutical candidates. These costs primarily include fees paid to consultants and outside service providers for drug manufacture and development and other expenses.
     We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure expense based on work performed for the underlying contract, utilizing information provided to us by certain vendors and our own internal estimates, typically based on time to complete the underlying activity. We record prepaid assets or accrued expenses on a monthly basis for such activities based on the measurement of liability from expense recognition and the receipt of invoices.
     These contracts may call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most fees are incurred throughout the contract period and are expensed based on their percentage of completion at a particular date.
     These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

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
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Research and development expense. Research and development expense increased $2,037,595 or 17% from $12,236,862 for the year ended December 31, 2006 to $14,274,457 for the year ended December 31, 2007. The increase was primarily attributable to $3,377,888 in higher spending on development and licensing/milestone costs of tamibarotene which we acquired the North American rights to in December 2006 and European rights in September 2007. Included in the 2007 costs for tamibarotene are approximately $1,755,000 in licensing and milestone payments including $1,055,000 in noncontingent milestone payments due in the first half of 2008 and $544,000 for 1st patient enrolled in the Phase II study. The higher spending on tamibarotene was somewhat offset by $873,742 in lower licensing/milestone payments related to the license of INNO-406 and $587,476 in lower milestone and development costs related to INNO-105, which we discontinued development on in September 2006.
     General and administrative expense. General and administrative expenses increased $734,202 or 21% from $3,419,749 for the year ended December 31, 2006 to $4,153,951 for the year ended December 31, 2007. The increase is primarily related to $265,404 in higher legal fees, primarily associated with increased regulatory filing requirements, $230,691 in higher headcount and stock option costs, $141,569 in higher board of director fees, primarily due to a greater number of board members in the current year as well as higher administrative costs, including consulting and insurance as we expanded our operations in support of our development programs.

     Interest expense. There was no interest expense in the current year due to the conversion of all debt into equity in 2006.
     Interest income. Interest income increased $130,510 or 84% from $155,877 for the year ended December 31, 2006 to $286,387 for the year ended December 31, 2007. The increase was primarily attributable to higher average cash and cash equivalents and short-term investments for the current year.
     Net loss. Net loss increased $1,494,645 or 9% from $16,690,227 for the year ended December 31, 2006 to $18,184,872 for the year ended December 31, 2007. The increase in net loss was primarily attributable to the increase in research and development expense, general and administrative expense partially offset by a decrease in interest expense discussed above.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Research and development expense. Research and development expense increased $8,608,472 or 237% from $3,628,390 for the year ended December 31, 2005 to $12,236,862 for the year ended December 31, 2006. The increase was primarily attributable to $7,138,557 in higher spending on the development of INNO-406, $1,253,920 in milestone payments and development costs for INNO-206, which we licensed in August 2006, and $809,490 in higher headcount and employee option costs. The higher spending on these projects was slightly offset by $965,000 in lower milestone payments and development costs related to INNO-105, which we discontinued development on in September 2006, and $521,675 in lower milestones related to the license of INNO-406. Higher development costs for INNO-406 are due to initiation of the Phase I clinical trial as well as product development and manufacturing costs to support the clinical study. Higher headcount and employee option costs are primarily attributable to additional headcount in 2006 to support additional products in development. Lower milestone payments related to INNO-406 is primarily due to the prior year including an upfront license fee of $600,000.
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
     Interest expense. Interest expense increased $778,920 or 190% from $410,573 for the year ended December 31, 2005 to $1,189,493 for the year ended December 31, 2006. The increase was due to several factors including:
•	a $788,086 non-cash amortization charge for the recognition of the beneficial conversion feature on the senior convertible notes;

•	the increase in borrowings related to the future advance promissory note issued to Paramount BioCapital Investments LLC, or PBI, and a PBI-related party in June 2004; and

•	the issuance of the 5% senior convertible notes in June 2005, non-cash amortization of debt issuance costs and debt discount related to the senior convertible notes offset by a gain due to the change in value of the warrant liability.
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
Liquidity and Capital Resources
     From inception to December 31, 2007, we have incurred an aggregate net loss of $40,928,379, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to INNO-406, tamibarotene, INNO-206, INNO-305, and INNO-105 and expenses supporting those activities.
     Under the terms of each of our license agreements we may be obligated to pay our partners milestones upon achieving certain milestones in connection with the development of our candidates. These payments are as follows:
•	an aggregate amount of $3,600,000 for INNO-305 upon the achievement of clinical and regulatory milestones through the product’s first approval and an annual license maintenance fee of $100,000 beginning on December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement;

•	an aggregate amount of $7,500,000 for INNO-206 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval;

•	an aggregate amount of $13,350,000 for INNO-406 upon meeting clinical and regulatory milestones up to and including the product’s final marketing approval in the U.S. and Europe (including $5,000,000 upon the product’s first final marketing approval);

•	an aggregate remaining amount of approximately $4,009,000 for tamibarotene (including amounts included in our accounts payable and accrued expenses at December 31, 2007 of approximately $360,000) upon achieving clinical, regulatory and sales milestones through the first commercial sale of the product for the treatment of APL in North America; and

•	an aggregate remaining amount of approximately $4,828,000 for tamibarotene (including amounts included in our accounts payable and accrued expenses at December 31, 2007 of approximately $1,265,000) upon certain future dates and/or achieving clinical and regulatory milestones through the products approval for the treatment of APL in Europe.
     Our obligations under the license of North American and European rights to tamibarotene require us to pay the milestone payments in Japanese yen and the amounts represented above for tamibarotene represent the approximate US dollar equivalent as of December 31, 2007. We currently have not entered into any hedging arrangements related these licenses.
     We intend to fund these payments by raising capital, which will be dependent on the success of our testing of those product candidates and any other technologies we might acquire at each stage.
     We have financed our operations since inception through debt and equity financing. From inception through December 31, 2007, we had a net increase in cash of $2,670,470. This increase primarily resulted from net cash provided by financing activities of $33,602,472, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party notes, $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006 and $13,872,046 was derived from the private placement of common stock units in April 2007. The increase in cash provided by financing activities was offset by net cash used in operating activities of $30,822,116 and net cash used in investing activities of $109,886 for the period from inception to December 31, 2007. The senior convertible promissory notes and the related party note converted to Series A convertible preferred stock on June 29, 2006, and all of the Series A convertible preferred stock converted into common stock on August 10, 2006.
     In order to continue to fund our operations we need to immediately complete a debt or equity financing or need to immediately generate revenue from the licensing of one or all of our product candidates or enter into strategic alliances for our products. Thereafter, future financings will be dependent upon the type of financing or strategic transaction we are currently contemplating, as well as our financial position and the progress, if any, of our product candidates in pre-clinical and clinical trials.
     The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials and FDA-approved clinical trials, will require additional funding. Our continued operations will depend on whether we are able to raise additional funds. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. Although we will continue to evaluate the application of SFAS 157, management does not currently believe that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after

November 15, 2007. Although we will continue to evaluate the application of SFAS 159, management does not currently believe that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities.” EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. Although we will continue to evaluate the application of EITF 07-3, management does not currently believe that the adoption of EITF 07-3 will have a material effect on our consolidated financial statements.
     In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”) “Accounting for Collaborative Arrangements”. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting EITF 07-1 will have on our consolidated financial statements.
Contractual Obligations and Commitments
     The following table sets forth our contractual obligations and commitments as of December 31, 2007.

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	4-5 years	years
Operating lease obligations	$1,014,993	$218,328	$428,265	$368,400	$—

Immediate and Future Financing Needs
     We have an immediate need for capital and must raise additional funds to finance our current operations. We are exploring all viable opportunities, including the sale of common and or preferred stock. If we raise funds by selling additional shares of stock or other securities convertible into stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing we will not be able to carry out our business plan and, as a result, will have to significantly limit or terminate our operations and our business, financial condition and results of operations would be materially harmed.
     We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.
     The amount of funds we will need to operate in the future is subject to many factors, some of which might be beyond our control. These factors include the following:
•	the progress of our research activities;

•	our financial condition;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the state of the economy and the financial markets;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.
     We have based our capital needs on assumptions that might prove to be incorrect. We might need to obtain additional funds sooner or in greater amounts than we currently anticipate. Our access to the public or private equity markets will depend on whether conditions are favorable for our equity or debt securities. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available now or in the future on terms that will be acceptable to us, or at all.
Off-Balance Sheet Arrangements
     At December 31, 2007, we did not have any off-balance sheet arrangements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
     At the conclusion of the period ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective.
Internal Control Over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
     A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility of collusion or improper override of controls, or that misstatements due to error or fraud may occur that are not detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting as it relates to a lack of segregation of duties in our accounting and financial functions and concluded that our internal control over financial reporting was not effective. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management will periodically reevaluate this situation. If we secure sufficient capital it is our intention to increase staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes In Internal Control Over Financial Reporting
     No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
Some information required by Part III is incorporated by reference from our proxy statement for the 2008 Annual Meeting of Stockholders anticipated to be held in May 2008, which we intend to file with the SEC within 120 days after the end of our last fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     Some information required by Part III is incorporated by reference from our proxy statement for the 2008 Annual Meeting of Stockholders anticipated to be held in May 2008, which we intend to file with the SEC within 120 days after the end of our last fiscal year pursuant to General Instruction G(3) of Form 10-K.
     The other information required by this Item is incorporated by reference from the information under the captions “Proposal One — Election of Directors,” “Corporate Governance Matters — Director Nominations,” “Corporate Governance Matters — Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Business Conduct and Code of Ethics” and “Audit Committee Report” in our proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference from the information under the captions “Compensation of Non-Employee Directors,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Set forth below is information on our equity compensation plans as of December 31, 2007.

			Number of
			securities
			remaining available
			for future issuance
	Number of		under equity
	securities to be	Weighted-average	compensation plans
	issued upon	exercise price of	(excluding
	exercise of	outstanding	securities
	outstanding options	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	739,601	$3.62	185,399
2007 Stock Plan	434,500	$4.27	1,065,500

Equity compensation plans not approved by security holders:
Restricted Stock	284,320	$0.001	NA
Common Stock	400,000	NA	NA
Warrants	3,559,309	$3.82	NA

Total	5,417,730		1,250,899
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
     Our 2007 Stock Plan was adopted by our board of directors and approved by our stockholders on May 29, 2007. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2007 Stock Plan. The 2007 Stock Plan is administered by our board of directors, and provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as grants of non-statutory options, stock appreciation rights, stock awards, restricted stock and performance shares to our employees, directors, scientific advisory board members and consultants. Options granted under the 2007 Plan will vest as determined by our board of directors. Options may only be transferred by will or the laws of descent and distribution. In the event of certain changes in control of our company, all outstanding options and purchase rights under the 2007 Stock Plan shall either be assumed or replaced by the successor company, or upon proper written notice to the grantees, the options and purchase rights will terminate upon the change in control.
     Pursuant to their respective employment agreements, Adam Craig purchased 94,740 restricted shares of our common stock on May 9, 2005, and Eric Poma purchased 63,160 restricted shares on May 6, 2005, all at a purchase price of $.001 per share. These purchased shares vest over three years from the date of purchase. Mr. Craig left our employment in September 2007 and thus forfeited 31,580 of unvested shares upon his departure.
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
     In June 2006, in connection with our convertible senior note financing in June 2005 and our Series A preferred stock financing in June 2006, we issued warrants to purchase shares of our common stock as follows:
•	warrants to purchase an aggregate of 55,656 shares of common stock with an exercise price of $4.36 per share that expire on June 28, 2012, which were issued to the placement agent in the convertible senior note financing; and

•	warrants to purchase an aggregate of 341,446 shares of common stock with an exercise price of $4.36 per share that expire on June 29, 2013, which were issued to the placement agents in the Series A preferred stock financing.
     In April 2007, in connection with our private placement of common stock we issued warrants to purchase common shares as follows:
•	warrants to purchase an aggregate of 2,747,287 shares of common stock with an exercise price of $3.75 per share that expire on April 24, 2012, which were issued to purchasers of the common stock; and

•	warrants to purchase an aggregate of 274,726 shares of common stock with an exercise price of $3.75 per share that expire on April 24, 2012, which were issued to the placement agents in the private placement financing.
     The other information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in our proxy statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the information under the captions “Corporate Governance Matters — Board of Director — Independence” and “Certain Relationships and Related Transactions” in our proxy statement.
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
     (b) Exhibits.

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

3.1	Second Amended and Restated Certificate of Incorporation, effective as of June 1, 2007	8-K	July 27, 2007	3.1

3.2	Bylaws	10	April 20, 2006	3.2

4.1	Form of common stock certificate	10	April 20, 2006	4.1

4.2	Form of common stock warrant issued to investors in June 2005	10	April 20, 2006	4.2

4.3	Warrant issued to Paramount BioCapital, Inc. on June 28, 2005	10	April 20, 2006	4.3

4.4	Form of senior convertible promissory note issued to investors in June 2005	10	April 20, 2006	4.4

4.5	Form of Note and Warrant Purchase Agreement dated June 28, 2005 between Innovive Pharmaceuticals, Inc., and various investors	10	April 20, 2006	4.5

4.6	Form of Subscription Agreement dated June 29, 2006 for the purchase of Series A convertible preferred stock, par value $0.001 per share, of Innovive Pharmaceuticals, Inc.	8-K	July 3, 2006	10.10

4.7	Form of placement agent Warrant dated June 29, 2006 for the purchase of common stock, par value $0.001 per share, of Innovive Pharmaceuticals, Inc., issued to Paramount Biocapital, Inc. and Punk, Ziegel & Company, L.P.	8-K	July 3, 2006	10.11

4.8	Form of Subscription Agreement dated April 24, 2007 for the purchase of common stock, par value $0.001 per share, and warrants to purchase common stock of Innovive Pharmaceuticals, Inc.	8-K	April 25, 2007	4.8

4.9	Form of investor warrant dated April 24, 2007 for the purchase of common stock, par value $0.001 per share, of	8-K	April 25, 2007	4.9

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

	Innovive Pharmaceuticals, Inc.

4.10	Warrant dated April 24, 2007 for the purchase of common stock, par value $0.001 per share, of Innovive Pharmaceuticals, Inc., issued to Paramount Biocapital, Inc.	8-K	April 25, 2007	4.9

10.1	2004 Stock Option Plan	10	April 20, 2006	10.3

10.2	Form of Stock Option Agreement under 2004 Stock Option Plan	S-8	November 1, 2006	10.14

10.3	Employment Agreement between Innovive Pharmaceuticals, Inc and Steven Kelly dated July 25, 2007	8-K	July 27, 2007	10.3

10.4	Employment Agreement between Innovive Pharmaceuticals, Inc and Eric Poma dated March 4, 2005	10	April 20, 2006	10.6

10.5	Employment Agreement between Innovive Pharmaceuticals, Inc. and J. Gregory Jester, effective October 16, 2006	8-K	October 3, 2006	10.13

10.6	Sublease dated March 14, 2005 between Innovive Pharmaceuticals, Inc. and Friedman, Billings, Ramsey Group, Inc.	10	April 20, 2006	10.7

10.7*	Exclusive License Agreement dated as of December 15, 2005 between Innovive Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research	10	April 20, 2006	10.9

10.8*	License Agreement dated December 28, 2005 between Innovive Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd.	10	April 20, 2006	10.10

10.9*	License Agreement dated April 17, 2006 between Innovive Pharmaceuticals, Inc. and KTB Tumorforschungs GmbH	10-Q	November 14, 2006	10.15

10.11**	License Agreement dated December 6, 2006 between Innovive Pharmaceuticals, Inc. and TMRC Co., Ltd.

10.12	Innovive Pharmaceuticals, Inc. 2007 Stock Plan	8-K	July 27, 2007	10.12

10.13	License Agreement dated as of August 28, 2007 between Innovive Pharmaceuticals, Inc. and TMRC Co. Ltd.	10-Q	November 14, 2007	10.13

10.14	Innovive Pharmaceuticals, Inc. Employee Retention Program	8-K	February 15, 2008	10.14

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended					X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended					X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	We requested and received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

**	Certain portions of this exhibit have been omitted pursuant to our request for confidential treatment and those portions have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVE PHARMACEUTICALS, INC.
Date: March 31, 2008	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Name	Title	Date

/s/ Steven Kelly Steven Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ J. Gregory Jester J. Gregory Jester	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Angelo DeCaro Angelo DeCaro	Director	March 31, 2008

/s/ Phillip Frost Phillip Frost	Director	March 31, 2008

/s/ Neil Herskowitz Neil Herskowitz	Director	March 31, 2008

/s/ J. Jay Lobell J. Jay Lobell	Director	March 31, 2008

/s/ Antony Pfaffle Antony Pfaffle	Director	March 31, 2008

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the years ended December 31, 2007, 2006, 2005 and the cumulative period from March 24, 2004 (inception) to December 31, 2007	F-4

Statements of Changes in Shareholders’ Equity (Deficiency) for the period from March 24, 2004 (inception) to December 31, 2007	F-5

Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005, and the cumulative period from March 24, 2004 (inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Innovive Pharmaceuticals, Inc.
We have audited the accompanying balance sheets of Innovive Pharmaceuticals, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2007, 2006 and 2005, and the period from March 24, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovive Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and its results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, and the period from March 24, 2004 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and negative net cash flows from operating activities from its inception through December 31, 2007 and has an accumulated deficit and negative working capital as of December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Roseland, New Jersey
March 28, 2008

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,670,470	$978,704
Short-term investments	—	1,566,458
Restricted cash	275,000	1,472,622
Other current assets	147,119	144,519

Total current assets	3,092,589	4,162,303

Equipment, net	42,021	19,900
Other assets	105,969	105,969

Total assets	$3,240,579	$4,288,172

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$1,962,378	$1,937,409
Accrued expenses	3,352,664	894,759

Total liabilities	5,315,042	2,832,168

Commitments and contingencies

Shareholders’ equity (deficiency):
Preferred stock; $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value: 75,000,000 and 25,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively; 14,610,003 and 9,147,068 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	14,610	9,147
Additional paid-in capital	39,648,271	24,999,329
Deficit accumulated in the development stage	(41,737,344)	(23,552,472)

Total shareholders’ equity (deficiency)	(2,074,463)	1,456,004

Total liabilities and shareholders’ equity (deficiency)	$3,240,579	$4,288,172

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Operations

				Period from
				March 24, 2004
				(inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007
Operating Expenses:
Research and development	$14,274,457	$12,236,862	$3,628,390	$30,308,300
General and administrative	4,153,951	3,419,749	1,656,193	9,429,859

Total operating expenses	18,428,408	15,656,611	5,284,583	39,738,159

Loss from operations	(18,428,408)	(15,656,611)	(5,284,583)	(39,738,159)
Interest income	286,387	155,877	16,217	458,481
Interest expense	—	1,189,493	410,573	1,605,850
Other expense	42,851	—	—	42,851

Net loss	(18,184,872)	(16,690,227)	(5,678,939)	(40,928,379)
Imputed preferred stock dividends	—	808,965	—	808,965

Net loss applicable to common shares	$(18,184,872)	$(17,499,192)	$(5,678,939)	$(41,737,344)

Net loss per common share — basic and diluted	$(1.41)	$(2.74)	$(1.83)

Weighted average common shares outstanding — basic and diluted	12,902,475	6,391,802	3,107,338

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficiency)

								Deficit
								Accumulated
					Stock	Additional		in the
	Common Stock		Preferred Stock		Subscription	Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Receivable	Capital	Compensation	Stage	Total

Issuance of common stock to founders and officer at $.001 per share	3,002,100	$3,002		$—	$(3,002)	$—	$—	$—	$—
Net loss								(374,341)	(374,341)

Balance December 31, 2004	3,002,100	3,002	—	—	(3,002)	—	—	(374,341)	(374,341)

Issuance of common stock to officers at $.001 per share	157,900	158			(158)	173,690	(173,690)		—
Payments received for stock subscriptions					3,160				3,160
Stock-based employee compensation							38,598		38,598
Shares issued in connection with license agreement at $3.96 per share	200,000	200				791,600			791,800
Shares issued in connection with license agreement held in escrow	200,000	200							200
Stock-based non-employee compensation						85,671			85,671
Net loss								(5,678,939)	(5,678,939)

Balance December 31, 2005	3,560,000	3,560	—	—	—	1,050,961	(135,092)	(6,053,280)	(5,133,851)

Reclassification of employee stock-based compensation						(135,092)	135,092		—
Stock-based employee compensation						456,699			456,699
Stock-based non-employee compensation						406,589			406,589
Charge for shares released from escrow in connection with License Agreement						792,000			792,000
Preferred stock issued at $3.96 per share, net of expenses			3,414,464	12,501,135					12,501,135
Conversion of note payable — related party debt (including accrued interest) to Series A convertible preferred stock at $3.96 per share			1,376,518	5,451,011					5,451,011
Conversion of note payable — senior convertible notes (including accrued interest) to Series A convertible preferred stock at $2.97 per share			796,086	2,364,415					2,364,415
Beneficial conversion feature attributable to senior convertible notes (including accrued interest)						788,086			788,086
Imputed dividends from beneficial conversion feature attributable to preferred stock				808,965				(808,965)	—
Reclassification of warrant liability upon conversion of senior convertible notes						520,147			520,147
Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	5,587,068	5,587	(5,587,068)	(21,125,526)		21,119,939			—
Net loss								(16,690,227)	(16,690,227)

Balance December 31, 2006	9,147,068	9,147	—	—	—	24,999,329	—	(23,552,472)	1,456,004
Stock-based employee compensation						790,411			790,411
Stock-based non-employee compensation						(8,052)			(8,052)
Forfeiture of restriced stock	(31,580)	(32)				32			—
Proceeds from Private Placement of common stock units at $2.73, net	5,494,515	5,495				13,866,551			13,872,046
Net loss								(18,184,872)	(18,184,872)

Balance December 31, 2007	14,610,003	$14,610	—	$—	$—	$39,648,271	$—	$(41,737,344)	$(2,074,463)

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows

				Period from
				March 24, 2004
				(inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007
Cash flows from operating activities:
Net loss	$(18,184,872)	$(16,690,227)	$(5,678,939)	$(40,928,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	20,000	120,000
Non-cash interest expense	—	937,072	—	937,072
Depreciation and amortization	9,136	143,675	7,853	161,651
Write-off of fixed assets	—	36,418	—	36,418
Stock-based compensation — non-employees	(8,052)	406,589	85,671	484,208
Stock-based compensation — employees	790,411	456,699	38,598	1,285,708
Stock issued in connection with license agreement	—	792,000	792,000	1,584,000
Amortization of debt discount	—	127,619	127,619	255,238
Amortization of debt issuance costs	—	178,626	178,726	357,352
Change in fair value of warrant liability	—	(53,823)	(19,445)	(73,268)
Changes in operating assets and liabilities:
Restricted cash	1,197,622	(1,472,622)	—	(275,000)
Other current assets	(2,600)	(260,157)	(14,564)	(277,321)
Other assets	—	—	(105,969)	(105,969)
Accounts payable and accrued expenses	2,482,874	1,770,801	1,182,863	5,486,717
Accrued interest	—	—	123,673	129,457

Net cash used in operating activities	(13,715,481)	(13,627,330)	(3,261,914)	(30,822,116)

Cash flows from investing activities:
Purchases of office equipment	(31,257)	(2,237)	(66,517)	(109,886)
Sales of short-term investments	1,566,458	—	—	1,566,458
Purchases of short-term investments	—	(1,566,458)	—	(1,566,458)

Net cash provided by (used in) investing activities	1,535,201	(1,568,695)	(66,517)	(109,886)

Cash flows from financing activities:
Proceeds from private placement	13,872,046	—	—	13,872,046
Proceeds from note payable to related party	—	3,540,000	1,377,000	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984	2,249,984
Proceeds from Series A preferred financing	—	12,501,135	—	12,501,135
Proceeds from subscription receivable	—	—	3,160	3,160
Payments for debt issuance costs	—	—	(190,853)	(190,853)

Net cash provided by financing activites	13,872,046	16,041,135	3,439,291	33,602,472

Net increase in cash and cash equivalents	1,691,766	845,110	110,860	2,670,470
Cash and cash equivalents at beginning of period	978,704	133,594	22,734	—

Cash and cash equivalents at end of period	$2,670,470	$978,704	$133,594	$2,670,470

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$5,451,011	$—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$2,364,415	$—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$808,965	$—	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$520,147	$—	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$788,086	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$21,125,526	$—	$21,125,526

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
(b) Basis of presentation
     Since incorporation, the Company’s activities have been related primarily to acquiring and developing its pharmaceutical compound portfolio and raising capital to support those activities. The Company’s research and development activities include formulation, testing and manufacturing of its licensed products and designing and executing clinical studies for these products. The Company has not generated any revenues since inception. Accordingly, the Company is considered to be in the development stage.
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2007, the Company incurred a net loss of $18,184,872 and negative net cash flows from operating activities of $13,715,481. It had a net loss and negative cash flows from operating activities from inception through December 31, 2007 of $40,928,379 and $30,822,116, respectively, and shareholders’ deficiency as of December 31, 2007 of $2,074,463. Management believes that the Company will continue to incur losses for the foreseeable future and needs to immediately raise additional equity or debt financing or to immediately generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management has been and will continue to seek additional debt and/or equity financing for the Company, but it cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
(d) Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, revising Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company adopted SFAS 123R effective January 1, 2006. Prior to January 1, 2006 the Company had only granted options to non-employees and accounted for those grants in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services.” The Company has two stock-based compensation plans for employees, directors and consultants. Stock-based compensation consists of stock options and restricted stock. All stock options are granted at exercise prices equal to or above the fair market value of the Company’s common stock at the dates of grant. Generally, stock options granted to employees and directors fully vest ratably over the three years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation over the requisite service period of the individual grants, which generally equals the vesting period. The Company reclassified the amounts in deferred compensation related to the restricted stock granted to two officers upon the adoption of SFAS 123R, but did not have to restate its prior period financial statements.
(e) Cash and Cash Equivalents
     Cash equivalents consist of short-term, highly-liquid investments including money market securities with maturities of less than three months when purchased.
(f) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets (5 years for office and computer equipment). Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.
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
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
     In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions with a greater than 50% likelihood of being realized, we record the benefit. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of interest expense.
(i) Accounting for Warrants Issued with Convertible Debt and Preferred Stock
     The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for Emerging Issues Task Force (“EITF”) Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is then allocated to warrant liability and to debt discount, which is subsequently charged to interest expense over the term of the debt instruments. The warrant liability is adjusted to its fair value at the end of each reporting period. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved. Since the warrants associated with the Company’s senior convertible notes were initially exercisable into an indeterminable number of common shares, the Company determined that, under the guidance in EITF Issue No. 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees. Therefore, as of December 31, 2005, the Company had classified the fair value of all vested warrants and options issued to non-employees as a liability.
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
(j) Earnings (Loss) Per Share
     “Basic” earnings (loss) per common share equals net income (loss) applicable to common shares divided by the weighted average common shares outstanding during each period. “Diluted” earnings per common share equals net income applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. In periods where a loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. As of December 31, 2007, there were 4,733,410 warrants and stock options outstanding which are potentially dilutive. Furthermore, due to the lack of a required dividend and the full voting rights associated with the Series A convertible preferred shares sold on June 29, 2006, the Company’s weighted-average outstanding share amounts for the year ended December 31, 2006 include the effect of 5,587,068 shares of Series A convertible preferred stock that were issued and outstanding until their conversion into common stock on August 10, 2006.
(k) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Although the Company will continue to evaluate the application of SFAS 157, the Company does not currently believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although the Company will continue to evaluate the application of SFAS 159, the Company does not currently believe that the adoption of SFAS 159 will have a material effect on its consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities.” EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. Although the Company will continue to evaluate the application of EITF 07-3, the Company does not currently believe that the adoption of EITF 07-3 will have a material effect on its consolidated financial statements.
     In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”) “Accounting for Collaborative Arrangements”. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting EITF 07-1 will have on its consolidated financial statements.
(2) License Agreements
2007 Agreements
Tamibarotene

     On September 10, 2007, the Company entered into a license agreement with TMRC, Co., Ltd. (“TMRC”) for the license of patent rights held by TMRC for the European development and commercialization of tamibarotene, a novel synthetic retinoid. The license granted to the Company is exclusive, applies to all products that may be subject to the licensed intellectual property and may be used in the treatment of acute promyelocytic leukemia and human hematological malignancies, including multiple myeloma, myelodysplastic syndrome, chronic myelocytic leukemia, acute myelocytic leukemia and solid tumors other than hepatocellular carcinoma. The Company may sublicense the intellectual property in Europe at its sole discretion.
     The Company must pay TMRC a license issue fee of ¥80,000,000, of which ¥18,000,000 was due and paid within 30 days of executing the agreement. The Company must pay the remaining ¥62,000,000 (approximately $552,000 as of December 31, 2007) upon the earlier of a funding event or March 31, 2008. In addition, the Company is required to pay ¥60,000,000 (approximately $535,000 as of December 31, 2007) upon the earlier of June 30, 2008 or the achievement of one-half of the patients enrolled in its tamibarotene STAR clinical study. The license issue fee and the non-contingent milestones were all recorded as research and development expense, at prevailing currency rates at the time of the agreement, for the year ended December 31, 2007. The non-contingent milestones are included in accrued expenses as of December 31, 2007 and have been remeasured based on prevailing currency rates as of December 31, 2007. Under the license agreement, the Company must pay TMRC royalties based on net sales and make additional payments to TMRC in the aggregate of approximately ¥420,000,000 (approximately $3.7 million as of December 31, 2007) upon meeting various clinical and regulatory milestones.
All payments due under this agreement, as well as the Company’s previous agreement for the North American rights to tamibarotene with TMRC (see below), are required to be made in Japanese Yen. The ultimate United States dollar amount paid under these agreements will depend on the foreign currency exchange rates at the time of payment. The Company does not currently employ any hedging strategies related to these payments.
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
Tamibarotene
     On December 8, 2006, the Company entered into a license agreement with TMRC to acquire exclusive North American rights to develop and commercialize tamibarotene, a novel synthetic retinoid for the treatment of acute promyelocytic leukemia (“APL”), a type of acute myeloid leukemia.
     The Company paid TMRC a license issue fee of ¥10,000,000 (approximately $85,000) on execution of the agreement that was recorded as research and development expense for the year ended December 31, 2006. Under the license agreement, Innovive must pay TMRC royalties based on net sales and make payments to TMRC in the aggregate of up to ¥490,000,000 (approximately $4.4 million as of December 31, 2007) upon meeting various clinical, regulatory and sales milestones up to and including the first commercial sale of the product for the treatment of APL. Additional milestones are required for additional approvals in different indications if the Company chooses to further develop the product. Under the terms of the agreement, Innovive acquired the exclusive North American license from TMRC to develop and commercialize tamibarotene for treatment of APL, with an option to include within the license the use of tamibarotene in other fields in oncology including multiple myeloma, myelodysplastic syndrome and solid tumors.
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
     Each of the Company’s license agreements requires it to make periodic payments, which is the Company’s current financial condition may be difficult. If the Company fails to comply with its obligations in the intellectual properly licenses, the Company could loss its license rights.
(3) Restricted Cash and Short-term Investments

     Short-term investments at December 31, 2006 consisted of certificates of deposits with various maturities through August 2007, all of which matured or were liquidated as of December 31, 2007.
     Restricted cash consisted of:

	December 31, 2007	December 31, 2006
Escrow collateralizing manufacturing activities	$—	$1,197,622
Compensating balance for letter of credit	275,000	275,000

Total restricted cash	$275,000	$1,472,622

(4) Equipment, net
     The major categories of the Company’s equipment and leasehold improvements are as follows:

	December 31,
	2007	2006
Computer equipment	$40,570	$9,313
Office equipment	19,038	19,038

	59,608	28,351
Less: accumulated depreciation	17,587	8,451

Net equipment	$42,021	$19,900

     Depreciation expense was $9,136, $13,732 and $7,853 for the years ended December 31, 2007, 2006 and 2005, respectively, and $31,709 for the period from March 24, 2004 (inception) to December 31, 2007.
(5) Accrued Expenses
     Accrued expenses as of December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006
Accrued compensation	$91,270	$248,413
Accrued research and development costs	3,131,144	646,346
Other accrued expenses	130,250	—

Total accrued expenses	$3,352,664	$894,759

     Accrued research and development costs as of December 31, 2007 include $1,086,711 related to non-contingent milestone payments related to the Company’s agreement with TMRC for the license of European rights to tamibarotene (See Note 2).
(6) Private Placements/Financings
     2007
     On April 24, 2007, the Company raised gross proceeds of $15,000,000 ($13,872,046 net of offering expenses) through the private placement to 103 accredited investors of units consisting of an aggregate of 5,494,515 shares of its common stock and warrants to purchase an aggregate of 2,747,287 shares of its common stock. The Company sold units to investors at a price per unit equal to $2.73. Each unit consisted of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock. The warrants issued to the investors have an exercise price of $3.75 per share and are immediately exercisable. All of the warrants issued were outstanding at December 31, 2007 and will expire on April 24, 2012.
     The Company engaged Paramount BioCapital, Inc. (“PBI”), a related party, as exclusive placement agent for the Company for the offering. For its services, the Company paid PBI a cash commission of $868,612 and issued a warrant to PBI to purchase 274,726 shares of Company common stock with an exercise price of $3.75 per share. The warrant issued to PBI is exercisable immediately and will expire on April 24, 2012. One of the Company’s directors is an employee of PBI and one is an employee of an affiliate of PBI.
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
     Pursuant to the terms of the subscription agreements between the Company and the investors, the Company was required to file a registration statement with the SEC by May 24, 2007 to register for resale the shares of common stock purchased by the investors and the shares of common stock underlying the investor warrants and the PBI warrant. The Company filed the registration statement with the SEC on May 24, 2007 and it was declared effective on August 9, 2007.
     2006
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
     2005
     On June 28, 2005, the Company issued 5% senior convertible notes in the aggregate principal amount of $2,249,984 (the “Notes”) of which $48,357 in principal amount was issued to a related party. Upon the closing of an equity financing transaction from which the Company received proceeds of at least $5,000,000, the Notes, plus all accrued interest, would automatically convert into the same securities issued in the equity financing transaction at a conversion price equal to 75% of the per share price of the securities sold. In addition, each note holder would received warrants to purchase a number shares of the Company’s common stock equal to 15% of the principal amount of the Notes purchased divided by the lowest price paid for securities in the equity financing transaction of at least $5,000,000. Each warrant issued as a result of the equity financing transaction would be exercisable at a price per share equal to 110% of the price per share of the securities in the equity financing and would be exercisable for a period of seven years. As a result of the Private Placement, the Notes with an aggregate amount of principal and accrued interest of $2,364,415 were automatically converted into 796,086 shares of Series A convertible preferred stock at a conversion price of $2.97 per share, all of which converted to shares of common stock on August 10, 2006 upon the effectiveness of the registration statement filed with the SEC. In addition, the purchasers of the Notes received 85,227 warrants to purchase shares of common stock at an exercise price of $4.36 per share. Accordingly, the total debt converted was reclassified from notes payable to preferred stock within the balance sheet. Furthermore, as a result of the Private Placement the contingency was resolved and the contingent beneficial conversion feature totaling $788,086 for the Notes including accrued interest was charged to interest expense and included in additional paid-in capital at that time.
     Other
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
(7) Income Taxes
     There was no current or deferred income tax provision for the years ended December 31, 2007, 2006, 2005 or for the period from March 24, 2004 (inception) to December 31, 2004.
The components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards	$14,640,000	$7,941,000
License fees	568,000	591,000
Research and development tax credit carryforwards	1,625,000	824,000
Accrued research and development expenses	119,000	—

Totals	16,952,000	9,356,000
Less: valuation allowance	(16,952,000)	(9,356,000)

Net deferred tax asset	$—	$—

     A reconciliation of the statutory federal income tax rate and the effective tax rate are as follows:

	2007	2006	2005
Federal statutory tax rate	34%	34%	34%
State and local income taxes, net of federal effect	5%	5%	5%
Research and development tax credits	6%	10%	—
Change in valuation allowance	(42%)	(50%)	(39%)
Other	(3%)	1%	—

Effective income tax rate	0%	0%	0%

     At December 31, 2007, the Company, based on a completed section 382 analysis, had available federal and state net operating loss carryforwards of approximately $37,586,000 which expire in the years 2024 through 2027. In addition, the Company has federal research and development tax credit carryforwards of approximately $1,625,000.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Tax (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for the unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.
     The Company’s ability to utilize its NOLs may be limited if it undergoes an ownership change, as defined in section 382, as a result of subsequent changes in the ownership of outstanding stock. An ownership change would occur if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of the outstanding stock, (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated there under), increase their aggregate percentage ownership of the Company’s outstanding stock by more than 50 percentage points over the lowest percentage of the Company’s outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. Based on the 382 analysis completed, there was no such limitations as of December 31, 2007.
     Given the Company’s history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. The valuation allowance increased by $7,596,000, $7,064,000 and $2,143,000 in 2007, 2006 and 2005, respectively.
(8) Shareholders’ Equity (Deficiency)/Stock-Based Compensation
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
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss. Stock-based compensation consists of the value of stock options and restricted stock issued to employees and non-employees. Stock options have been granted at exercise prices equal to or above the fair market value of the Company’s stock at the dates of grant. Generally, stock options granted to employees and directors vest ratably over the three years from the grant date and have a term of 10 years. The restricted stock vests ratably over the three years from the grant date. No restricted stock has been granted since 2005. The Company recognizes the value of the options and restricted stock as stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     The Company recognized stock-based compensation expense of $782,359, $863,288, $85,671 for 2007, 2006 and 2005, respectively. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several early stage specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The following summarizes the Black-Scholes assumptions the Company used for its options all of which were granted in 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Average expected term (years)	7.0	7.0	7.0
Weighted average risk-free interest rate	4.81%	4.89%	3.84%
Dividend yield	0%	0%	0%
Volatility	95.5%	69.8%-97.8%	80.3%
Weighted average grant date fair value	$2.58	$2.93	$3.53
     There were no awards exercised during the years ended December 31, 2007, 2006 and 2005. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,592,489 at December 31, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 20 months.
Stock Option Plan
     A summary of the status of the Company’s stock options granted as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrisic
	Option Awards	Price	Life	Value
Balance December 31, 2004	—	$—
Grants	94,800	1.10

Balance December 31, 2005	94,800	1.10
Grants	644,801	3.98

Balance December 31, 2006	739,601	3.61
Grants	674,500	4.08
Forfeitures	(240,000)	3.72

Balance December 31, 2007	1,174,101	$3.86	8.96	$18,960

Available for grant (2,425,000 authorized)	1,250,899
Exerciseable at December 31, 2007	408,934	$3.31	8.38	$18,960

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
     A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	105,266	$1.10
Vested	(52,633)	1.10
Forfeited	(31,580)	1.10

Nonvested at December 31, 2007	21,053	$1.10

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
Warrants
     In connection with the June 2005 senior convertible note financing, a total of 55,656 warrants at an exercise price of $4.36 were issued to the designees of the placement agent, PBI of the Notes financing. PBI is solely owned by a significant shareholder of the Company. These warrants have a cashless exercise feature and expire in June 2012. As of December 31, 2007, none of these placement warrants had been exercised. In addition, the purchasers of the Notes received 85,227 warrants to purchase shares of common stock at an exercise price of $4.36 per share.
     In February 2006, 54,967 warrants were issued to a consultant with an exercise price of $2.97 and will expire in February 2013. As a result of adjusting the liabilities related to these warrants to fair value in accordance with EITF No. 00-19, the Company reduced expenses charged to the statement of operations in the amounts of $12,328 for the year ended December 31, 2006. As of December 31, 2007, none of these warrants had been exercised.
     On June 29, 2006, in connection with the Private Placement, 341,446 warrants at an exercise price of $4.36 were issued to the co-placement agents of the private placement, of which 200,795 warrants were issued to designees of PBI. These warrants have a cashless exercise feature and expire in June 2013. As of December 31, 2007, none of these placement warrants had been exercised.
     On April 24, 2007, in connection with the private placement of common shares the Company issued 2,747,287 warrants at an exercise price of $3.75 per share. The warrants are immediately exercisable and will expire on April 24, 2012. As of December 31, 2007, none of these warrants had been exercised. In addition, the Company issued 274,726 warrants to its placement agent, PBI with an exercise price of $3.75. The warrants are immediately exercisable and will expire on April 24, 2012.
     At December 31, 2007, there were warrants outstanding for the purchase of a total of 3,559,309 shares.
(9) Other Related Party Transactions and Balances
     In May 2005, the Company engaged PBI as placement agent to assist in its June 2005 private placement offering of senior convertible promissory notes on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is chairman and chief executive officer of PBI and its affiliates. Dr. Rosenwald and trusts for the benefit of Dr. Rosenwald owned an aggregate of 18.9% of the Company’s outstanding common stock as of December 31, 2007. The Company paid PBI, cash commissions of $141,410 for its services. The Company also reimbursed PBI for $27,977 of expenses (including legal fees) incurred in connection with the offering.
     In addition, PBI received a warrant to purchase a number shares of the Company’s common stock equal to 10% of the principal amount of the Notes purchased divided by the lowest price paid for securities in an equity financing transaction from which the Company receives proceeds of at least $5,000,000 prior to the maturity of the Notes. The warrants are exercisable at a price per share equal to 110% of the related price per share set forth above of the securities in the qualifying equity financing transaction and are exercisable for a period of seven years. As a result of the Private Placement, 55,656 warrants to purchase common shares were issued to the placement agent of the senior convertible notes at an exercise price of $4.36 per share.
     Prior to October 2006, the Company paid $600 per month to PBI for administrative services.
     As of December 31, 2007, two directors of the Company were also full-time employees of either PBI or its affiliates. In addition, prior to October 2006, the Company’s Treasurer was also a full-time employee of PBI.
(10) Commitments and Contingencies
Operating leases
     The Company has various operating leases including the lease of its office space and copiers. In March 2005, the Company signed an agreement to lease office space. The lease commenced April 1, 2005 and expires August 30, 2012. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $209,988, $209,988 and $157,491, respectively. The Company’s President and Chief Executive Office has guaranteed the lease payments under the office space lease.
     Future minimum lease payments under all operating leases are as follows:

Year ended December 31,	Amount
2008	218,328
2009	209,988
2010	218,277
2011	221,040
2012	147,360
Thereafter	-
Employment Agreements
     The Company has employment agreements with its key executives. The current terms of these agreements expire at various dates, subject to certain renewal provisions.
Letters of Credit
     As of December 31, 2007, the Company had a $250,000 letter of credit in support of a customs bond.
(11) Quarterly Data (Unaudited)
     A summary of the quarterly results of operations is a follows:

	Three Month Period Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2007
Research and development	$2,727,152	$4,190,380	$5,175,303	$2,181,622
General and administrative	963,375	1,201,270	1,322,053	667,253
Net loss	(3,635,531)	(5,329,031)	(6,400,914)	(2,819,396)
Net loss applicable to common shares	(3,635,531)	(5,329,031)	(6,400,914)	(2,819,396)
Loss per common share — basic and diluted	$(0.40)	$(0.41)	$(0.44)	$(0.19)

2006
Research and development	$1,170,251	$3,277,509	$3,995,438	$3,793,664
General and administrative	471,658	611,067	985,023	1,352,001
Net loss	(1,818,045)	(4,891,889)	(4,891,034)	(5,089,259)
Net loss applicable to common shares	(1,818,045)	(5,700,854)	(4,891,034)	(5,089,259)
Loss per common share — basic and diluted	$(0.51)	$(1.55)	$(0.53)	$(0.55)