Form 10-K/A
period 2007-12-31
Innovive Pharmaceuticals, Inc.
filed 2008-04-29
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Act) (Check one):
Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
At March 31, 2008, 14,610,003 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
Certain information required by Parts II and III of Form 10-K was omitted from our report on Form 10-K filed on March 27, 2008, because at that time we intended to file a definitive proxy statement for our 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because we no longer intend to file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES
Stock Price Performance Graph
     The following graph compares our cumulative total stockholder return from October 13, 2006, the date of our initial quotation on the Over-the-Counter Bulletin Board, with those of the Nasdaq U.S. Index and the S&P Biotechnology Index. The graph assumes that U.S. $100 was invested on October 13, 2006 in (1) our common stock, (2) the Nasdaq U.S. Index and (3) the S&P Biotechnology, and assumes that all dividends were reinvested. We have never paid or declared cash dividends on our common stock and intend to retain earnings, if any, to fund our business and do not anticipate paying any cash dividends in the foreseeable future. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns. Our common stock trades under the symbol “IVPH.”

Comparison of Cumulative Total Return
     The stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed “filed with” or “soliciting material” under such Acts.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Board of Directors
     The name of and certain information regarding each of our directors is set forth below, based on data furnished to us by them. There are no family relationships among our directors or executive officers. The business address for each director for matters regarding our company is 555 Madison Avenue, 25th Floor, New York, New York 10022.

Name	Age	Position
Angelo De Caro	65	Director

Philip Frost, M.D.	67	Director

Steven Kelly	42	President, Chief Executive Officer and Director

Neil Herskowitz	51	Director

J. Jay Lobell	45	Director

Antony Pfaffle, M.D.	44	Director
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
     Neil Herskowitz – Director. Mr. Herskowitz has served on our Board of Directors since May 5, 2006. Since 1998, Mr. Herskowitz has been a Managing Member of ReGen Partners I, LP, a New York investment fund, and is also President of its affiliate, Riverside Claims LLC. Mr. Herskowitz has also served as a member of the Board of Directors of Manhattan Pharmaceuticals, Inc., since July 2004, a publicly traded specialty pharmaceutical development company. Mr. Herskowitz holds a B.B.A. in Finance from Bernard M. Baruch College.
     J. Jay Lobell – Director. Mr. Lobell has served on our Board of Directors since July 6, 2006. Since January 2005, Mr. Lobell has served as President and Chief Operating Officer of Paramount BioSciences, LLC and Paramount BioCapital Asset Management, Inc., or PBCAM. He also has served as Chief Executive Officer, Secretary and a member of the Board of Directors of Paramount Acquisition Corp. since June 2005. Mr. Lobell serves on the Board of Directors of NovaDel Pharma Inc. and is on the boards of several private biotechnology companies. From 1996 to 2005, Mr. Lobell was a partner at Covington & Burling, a law firm, where he provided litigation, regulatory and business advice. Mr. Lobell received his B.A. from Queens College and his J.D. from Yale Law School.
     Antony Pfaffle, M.D. – Director. Dr. Pfaffle has served on our Board of Directors since July 6, 2006. Dr. Pfaffle has served as a healthcare consultant for Goldman Sachs & Company since 2002. In addition, since February 2006, he also has been employed by Paramount BioSciences, LLC, where he evaluates drugs and devices for its venture capital team. From January 1996 to June 2001, he served as a consultant in medicine/nephrology at the Memorial Sloan-Kettering Cancer Center in New York. In addition, he founded Black Diamond Research (now BDR Research), and Trinity Advisory Group. Dr. Pfaffle received his B.S./M.D. degree at The City College of CUNY and was later appointed to the faculty at both Weill-Cornell Medical College and the NYU School of Medicine.
     Angelo De Caro – Director. Mr. De Caro has served on our board of directors since February 2007. Mr. De Caro has served as Chairman and CEO of Patriot National Bancorp, Inc., since 2001 and as a director of that company since 1999. Additionally, during more than 16 years with Goldman Sachs & Co., he oversaw various operations departments, including finance and taxation, as well as audit and risk management functions. He served as General Partner and Senior Financial Officer at Goldman Sachs for more than 10 years and was a member of the Executive Committee of the company’s Swiss Private Bank. In addition to his tenures with Patriot National Bancorp and Goldman Sachs, Mr. De Caro served as Vice President and Senior Financial Officer at Loeb Rhoades, Inc., an investment banking firm. He was educated at Long Island University and holds an M.S. in accounting and taxation, and a B.S. in accounting.
     Philip Frost, M.D. – Director. Dr. Frost was appointed to our Board on May 1, 2007. Since 1992, Dr. Frost has held the positions of Adjunct Professor of Cell Biology and Adjunct Professor of Medicine at The University of Texas M. D. Anderson Cancer Center. From 2005 to 2007, Dr. Frost served as Executive Vice President and Chief Scientific Officer at ImClone Systems where he oversaw the company’s research, clinical and regulatory departments. Prior to ImClone Systems, Dr. Frost served as Vice President of Oncology and Co-Director of the Oncology Therapeutic Area Leadership Team at Wyeth where he was responsible for the development of various oncology compounds and contributed to the approval and commercialization of Mylotarg® for the treatment of a specific form of acute myeloid leukemia. Prior to joining Wyeth, Dr. Frost was a consultant for CaP Cure, and before that he served as Vice President for Oncology at the Sandoz Research Institute. Dr. Frost was an editor of Cancer Metastasis Reviews for nine years, and he has published more than 100 research papers. Dr. Frost received a Ph.D. in immunology from the Medical Research Council, Clinical Research Center, in London, an M.D. at the State University of New York at Buffalo, and a B.A. at Yeshiva University.
Selection of Nominees for the Board of Directors
     Our Board of Directors has the responsibility for establishing the criteria for recommending which directors should stand for re-election to our Board and the selection of new directors to serve on our Board. Although the committee has not formulated any specific minimum qualifications for director candidates, it has determined that desirable characteristics include strength of character, mature judgment, career specialization and relevant technical skills.
     In addition, the Board is responsible for establishing the procedures for our stockholders to nominate candidates to the Board. The Board has not adopted any formal process for director nominations. For stockholder nominations to be properly brought before an annual meeting by a stockholder, the stockholder must give proper and timely notice thereof in accordance with SEC regulations. The Board will evaluate a nominee recommended by a stockholder in the same manner in which it evaluates nominees recommended by other persons.
     We do not have a standing nominating committee because the Board believes that our limited operations and development stage status limit the pool of interested director candidates and because we have never received any communications regarding director nominations.
Board Meetings and Committees
     Our Board of Directors has an Audit Committee and a Compensation Committee. Neither committee is comprised entirely of independent directors, as defined by Nasdaq Rule 4200(a)(15) and as required by Nasdaq Rule 4350(c)(3) and (4). However, because our common stock is not listed on any exchange, our Audit Committee and Compensation Committee are not required to be composed entirely of independent directors. We do not have a Nominating Committee; the full Board carries out those duties.
     The Audit Committee’s purpose is to oversee our accounting and financial reporting principles and policies and internal audit controls and procedures, oversee our financial statements and the independent audit thereof, select, evaluate and, where deemed appropriate, replace the outside auditors and evaluate the independence of the outside auditors. The Audit Committee currently consists of Angelo De Caro (Chairman), Neil Herskowitz, J. Jay Lobell and Antony Pfaffle. The Board of Directors has determined that Mr. De Caro qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.
     The Compensation Committee is responsible for determining the compensation for our Named Executive Officers and other employees, and administers our various incentive compensation and benefit plans. The Compensation Committee currently consists of J. Jay Lobell (Chairman), Neil Herskowitz and Antony Pfaffle. The Compensation Committee may not delegate any of its responsibilities to another entity without the approval of the Board of Directors.
     The full Board is responsible for recommending director candidates to our Board of Directors, developing, periodically reviewing and overseeing procedures for stockholders to nominate director candidates and administering our Code of Business Conduct.

     The charters for the Audit Committee and the Compensation Committee, which have been adopted by the Board of Directors, contain detailed descriptions of the committees’ duties and responsibilities and are available under Corporate Governance & Compliance in the About Us section on our website at www.innovivepharma.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal 2007, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows: Director Neil Herskowitz, whose Form 4 to report the conversion of 33,812 shares of Series A preferred stock into 33,812 shares of our common stock was due on August 14, 2006 and was filed on April 26, 2007; Angelo DeCaro whose Form 3 was due on February 26, 2007 and was filed on February 28, 2007; and Philip Frost whose Form 3 was due May 3, 2007 and was filed on August 31, 2007 and whose Form 4 to report the grant of options to purchase 30,000 shares of common stock was due May 3, 2007 and was filed on August 31, 2007.
Code of Business Conduct and Code of Ethics
     We have adopted a Code of Business Conduct that is designed to promote high standards of ethical conduct by our directors and employees. The Code of Business Conduct requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. Our Code of Business Conduct includes a Code of Ethics for our chief executive officer, chief financial officer, chief accounting officer or controller, and persons performing similar functions for us.
     As a mechanism to encourage compliance with the Code of Business Conduct and the Code of Ethics, we have established procedures to receive, retain, and address complaints received regarding accounting or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.
     Our Code of Business Conduct and Code of Ethics are available for review under Corporate Governance in the Investor Relations section of our website at www.innovivepharma.com.
Executive Officers
     Information regarding our executive officers as of March 31, 2008, is set forth below. There are no family relationships among our directors or executive officers.

Name	Age	Position
Steven Kelly	42	President, Chief Executive Officer and Director

Eric Poma, Ph.D.	36	Vice President – Business Development and Secretary

J. Gregory Jester	40	Vice President and Chief Financial Officer
     Steven Kelly – President, Chief Executive Officer and Director. Mr. Kelly joined Innovive in June 2004 as President and Chief Executive Officer. Prior to joining Innovive, from November 2002 to May 2004, Mr. Kelly headed the newly created oncology marketing group for Sanofi-Synthelabo’s U.S. division, where he led the launch of Eloxatin™, a treatment of colorectal cancer. Mr. Kelly joined Sanofi from IDEC Pharmaceuticals where he was employed from September 1996 to October 2002, most recently as Director of Marketing. While at IDEC, Mr. Kelly led the launch of Rituxan® in a co-promotion agreement with Genentech. Rituxan is a treatment for non-Hodgkins lymphoma. Prior to IDEC, Mr. Kelly worked at Amgen from August 1987 to September 1996, where he held various positions, including roles in Epogen® marketing, new products marketing, and manufacturing. Mr. Kelly holds an M.B.A. from Cornell University and a B.S., General Science - Biology and Chemistry, from the University of Oregon.
     Eric Poma, Ph.D. – Vice President — Business Development and Secretary. Dr. Poma joined Innovive in March 2005 as Vice President — Business Development. Prior to joining Innovive, from June 2001 to March 2005, Dr. Poma was the assistant vice president, business development at Imclone Systems. From July 2000 to June 2001, Dr. Poma was a biotechnology analyst at Eagle Growth Asset Management. Dr. Poma received his Ph.D. in Microbiology and Immunology and a B.S., Biology from the University of North Carolina at Chapel Hill. In addition, Dr. Poma holds an M.B.A. from New York University’s Stern School of Business.
     J. Gregory Jester – Vice President and Chief Financial Officer. Mr. Jester joined Innovive in October 2006 as Vice President and Chief Financial Officer. Prior to joining Innovive, from 1995 to 2006, Mr. Jester was employed by Barr Pharmaceuticals, Inc. most recently as Vice President and Corporate Controller where he led a 40-person team responsible for corporate and operational accounting, financial reporting and analysis, budgeting and forecasting as well as all SEC filings. Prior to Barr, Mr. Jester held various positions at Meridian Sports Inc., The CIT Group/Credit Finance and KPMG LLP. Mr. Jester is a Certified Public Accountant and received his B.S., Business Administration from the University of Richmond.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION OF NON-EMPLOYEE DIRECTORS
     The compensation program for our non-employee directors was established in August 2006. Prior to that time we did not pay our non-employee directors any compensation. Our non-employee directors receive an annual retainer of $15,000, with committee chairs receiving an additional retainer of $5,000 and committee members an additional $2,500. In addition, we pay our non-employee directors $2,000 for each board meeting attended in person, $1,000 for each meeting attended via telephone, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended via telephone. Each non-employee director receives a grant of stock options for 30,000 shares upon joining the board of directors and a grant of 15,000 options for service during the year, prorated for the portion of the year served. These options have a term of ten years, an exercise price equal to the fair value on the date of grant and vest in equal installments over three years. We also reimburse each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending Board meetings.
     The following table sets forth all compensation paid by us to our non-employee directors in the fiscal year ended December 31, 2007.

	Fees
	Earned
	or Paid in	Option	All Other
Name	Cash(1)	Awards(2)(3)	Compensation	Total
Angelo De Caro(4)	$31,825	$29,150	-0-	$60,975
Philip Frost, M.D.(5)	$17,625	$20,867	-0-	$38,492
Neil Herskowitz	$35,125	$28,256	-0-	$63,381
J. Jay Lobell	$36,500	$28,256	-0-	$64,756
Antony Pfaffle, M.D.	$33,500	$28,256	-0-	$61,756

(1)	Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. As of March 31, 2008, $54,375 of the board fees that were earned in 2007 remained unpaid.

(2)	The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with the Financial Accounting Standards No. 123R, Share Based Payments, as modified or supplemented, or FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. None of our non-employee directors forfeited stock options in 2007.

(3)	As of December 31, 2007, the number of shares underlying options held by each non-employee director was as follows: 30,000 shares for Mr. De Caro; 30,000 shares for Dr. Frost; 30,000 shares for Mr. Herskowitz; 30,000 shares for Mr. Lobell; and 30,000 shares for Dr. Pfaffle. We have not yet granted the non-employee directors their stock options for service in 2007.

(4)	Mr. De Caro was elected to our Board in February 2007.

(5)	Dr. Frost was elected to our Board of Directors on May 1, 2007.

EXECUTIVE OFFICERS
     Information regarding our executive officers as of March 31, 2008, is set forth below. There are no family relationships among our directors or executive officers.

Name	Age	Position
Steven Kelly	42	President, Chief Executive Officer and Director

Eric Poma, Ph.D.	36	Vice President – Business Development and Secretary

J. Gregory Jester	40	Vice President and Chief Financial Officer
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
     Eric Poma, Ph.D. – Vice President — Business Development and Secretary. Dr. Poma joined Innovive in March 2005 as Vice President — Business Development. Prior to joining Innovive, from June 2001 to March 2005, Dr. Poma was the assistant vice president, business development at Imclone Systems. From July 2000 to June 2001, Dr. Poma was a biotechnology analyst at Eagle Growth Asset Management. Dr. Poma received his Ph.D. in Microbiology and Immunology and a B.S., Biology from the University of North Carolina at Chapel Hill. In addition, Dr. Poma holds an M.B.A. from New York University’s Stern School of Business.
     J. Gregory Jester – Vice President and Chief Financial Officer. Mr. Jester joined Innovive in October 2006 as Vice President and Chief Financial Officer. Prior to joining Innovive, from 1995 to 2006, Mr. Jester was employed by Barr Pharmaceuticals, Inc. most recently as Vice President and Corporate Controller where he led a 40-person team responsible for corporate and operational accounting, financial reporting and analysis, budgeting and forecasting as well as all SEC filings. Prior to Barr, Mr. Jester held various positions at Meridian Sports Inc., The CIT Group/Credit Finance and KPMG LLP. Mr. Jester is a Certified Public Accountant and received his B.S., Business Administration from the University of Richmond.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     J. Jay Lobell (Chairman), Neil Herskowitz and Antony Pfaffle served as members of our Compensation Committee during 2007 and continue to serve in 2008.
     The Committee is responsible for reviewing, approving and overseeing our compensation programs and practices, including the compensation of our Chief Executive Officer and our other Named Executive Officers. The Committee does not allow the Chief Executive Officer to take part in the deliberations on his compensation. With respect to the other Named Executive Officers other than the Chief Executive Officer, the Committee considers the recommendations for such individuals’ compensation presented by the Chief Executive Officer and the bases therefor. In determining Named Executive Officer compensation, the Committee considers each of the Named Executive Officer’s existing employment contract, if any, and the guaranteed bonus, if any, discretionary bonus and bonus range terms contained in those agreements. The Committee also considers the performance of and contributions to our Company’s performance by each Named Executive Officer during the year. In determining compensation for the Named Executive Officers, the Committee also considers comparative financial and compensation data of our industry in general and of selected peer companies. The Compensation Committee, however, does not use any comparables as benchmarks to which the compensation of our Named Executive Officers is tied. While the Committee does consider the impact of tax and accounting treatment of the various forms of compensation we pay our Named Executive Officers, these considerations have not dictated the structure of our compensation programs.
     Decisions regarding compensation generally are made annually after a review of our prior year’s performance. As an early stage company that is growing its operations, however, many of our compensation arrangements are made at the time of hiring. In addition, many of our initial compensation arrangements are made as inducements to individuals to leave established companies to work for us.

Executive Compensation Philosophy
     The primary objectives of our executive compensation policies include the following:

•	To attract, motivate and retain a highly qualified executive management team;

•	To link executive compensation to corporate objectives as well as to define individual management objectives established by the Committee;

•	To compensate competitively with the practices of similarly situated early stage specialty pharmaceutical companies; and

•	To create management incentives designed to enhance stockholder value.
     We compete in an aggressive and dynamic industry and, as a result, believe that finding, motivating and retaining quality employees are key factors to our future success. The Compensation Committee’s compensation philosophy seeks to align the interests of stockholders and management by tying compensation in the form of annual cash incentive payments and stock options to corporate objectives that will further the development of our product pipeline and increase stockholder value.
     The components of our compensation program include base salary, annual cash incentive payments, and long-term incentive compensation in the form of stock options and restricted stock. We also provide a 401(k) retirement savings plan with matching contributions and health insurance, both of which are available to employees generally. While we believe that providing compensation in the form of equity provides incentives to our Named Executive Officers, we do not require them to own a minimum amount of our common stock.
Specific Compensation Programs
Base Salary
     The base salaries of each of our Named Executive Officers were initially established in their respective employment agreements, which are discussed below. The Compensation Committee believes that the salaries for all of the Named Executive Officers are appropriate and comparable to salaries for similarly situated executive officers of early stage specialty pharmaceutical companies. The Compensation Committee provided increases in base salary for Mr. Kelly and Dr. Poma in 2007. Mr. Kelly’s salary was increased from $240,000 to $375,000 in June 2007 in conjunction with a new employment agreement and was based on prevailing market conditions for similar positions. Dr. Poma’s salary was increased from $180,000 to $240,000 in July 2007. The increase in base salary was based on Dr. Poma’s significant contributions over the previous two years.
Annual Cash Incentive Payments
     Under the terms of his respective employment agreement, each of the Named Executive Officers is eligible to receive an annual cash incentive payment. Adam Craig resigned in September 2007 and was ineligible for any cash incentive award for 2007. Payment to our Named Executive Officers is in the discretion of the Compensation Committee although the Committee considers the recommendations of our Chief Executive Officer regarding the other Named Executive Officers. In determining the cash incentive awards for our Named Executive Officers for 2007 performance, the Committee will consider the extent of our achievement of our 2007 corporate objectives and the individual performance of each Named Executive Officer.
     In 2007, all of our Named Executive Officers had two sets of objectives: general corporate goals and personal goals. The general corporate goals for 2007 consisted of the completion of a financing sufficient to capitalize us through our first NDA filing, listing our common stock on a national exchange, an established increase in the price and share volume of our common stock and obtaining coverage from at least two sell-side analysts. We did not meet these corporate objectives in 2007. The Committee, however, can consider additional compensation for our Named Executive Officers due to other corporate developments. Our Named Executive Officers are still eligible to receive incentive cash compensation if they meet personal goals even if our corporate goals are not met.
     The personal goals of Mr. Kelly included all of the personal goals for the other named Executive Officers. Dr. Poma’s goals for 2007 consisted primarily of in-licensing goals that consisted of the in-licensing of two new drug candidates and completion of an ex-US licensing arrangement for INNO-406, and the creation of an enrollment referral network and launch plans for INNO-406 and tamibarotene. Dr. Craig’s goals were tied to clinical achievements of our drug candidates, including the completion and reporting of data for Phase I clinical study for INNO-406, the initiation of a pivotal Phase II clinical study for tamibarotene, the initiation of a Phase II clinical study for INNO-206 and the completion and reporting of data for the Phase I study in INNO-305. Mr. Jester’s goals consisted primarily of the implementation of an enterprise resource planning system and establishing infrastructure and internal controls necessary for Sarbanes Oxley compliance. The individual performance of each of our Named Executive Officers is to be measured against these objectives. In addition, the Committee can consider additional compensation due to further advancements or developments in our drug candidates, as well as for other developments.
     Despite meeting all or many of their respective personal goals for 2007, our lack of cash currently prevents the grant of any cash incentive award to a Named Executive Officer for service in 2007 and, as a result, the Committee has not yet considered the level of potential incentive cash compensation for service in 2007. The Committee will consider cash incentive awards for service in 2007 as our financial situation permits.
Stock Options
     As part of our employees’ annual compensation, we may grant our Named Executive Officers and other eligible employees long-term equity incentives under our 2004 and 2007 Stock Plans. Such equity incentives could include stock options, restricted stock, stock bonuses and stock purchase rights. To date, however, we have only awarded stock options. In awarding stock options, the Compensation Committee considers the same corporate objectives and individual performance it considers for cash incentive payments. In July 2007, pursuant to the terms of his new employment agreement, the Compensation Committee granted Mr. Kelly stock options to purchase 112,500 shares of our common stock at an exercise price of $4.00 per share and stock options to purchase 112,500 shares at an exercise price of $5.00 per share. Dr. Poma and Mr. Jester were each awarded 37,500 stock options at $4.00 per share and 37,500 stock options at $5.00 per share. Each of the option awards has a term of 10 years and is subject to a three-year vesting schedule. The exercise price of each of these option awards was higher than the fair market value on the date of grant.
Restricted Stock
     Pursuant to the terms of their respective employment agreements, Mr. Kelly and Dr. Poma purchased 158,000 restricted shares and 63,160 restricted shares of our common stock at a per share price of $0.001 upon their employment with us. The shares vest in equal one-third installments over three years from the date of purchase, except that Mr. Kelly’s vesting was accelerated and all shares vested in full on June 2, 2005. In exchange for the vesting, he agreed to the amendment of his employment agreement to delete the provisions that entitled him to severance payments upon a change in control or his termination by us without cause or by him for good reason. Dr. Poma’s shares vested in full in March 2008. While these share purchases were agreed to prior to the members of the Compensation Committee joining our Board, the Compensation Committee believes these purchases were appropriate to attract these executives to our company and are customary inducements used to persuade individuals to leave established companies to join early stage companies.
Summary Compensation Table
     The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us in all capacities during the years ended December 31, 2006 and 2007 by (1) our principal executive officer, (2) principal financial officer, and (3) our two other executive officers.

							Non-Equity
Name and Principal					Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus		Awards(1)	Awards(2)	Compensation	Compensation(3)	Total
Steve Kelly	2007	$317,779	$50,000	(4)	$-0-	$271,405	$-0-	$424	$639,608
President and	2006	$240,000	$50,000	(4)	$-0-	$237,749	$103,500	$424	$633,173
Chief Executive Officer
J. Gregory Jester	2007	$190,000	$-0-		$-0-	$92,098	$-0-	$432	$282,530
Vice President and	2006	$39,583	$-0-		$-0-	$16,505	$-0-	$108	$56,196
Chief Financial Officer
Adam R. Craig(5)	2007	$180,000	$-0-		$11,579	$38,459	$-0-	$747	$230,785
Vice President and	2006	$240,000	$-0-		$34,738	$27,471	$108,000	$996	$428,574
Chief Medical Officer
Eric Poma	2007	$212,083	$-0-		$21,053	$83,149	$-0-	$254	$376,486
Vice President –	2006	$180,000	$-0-		$23,159	$23,547	$81,000	$254	$319,539
Business Development

(1)	Pursuant to their employment agreements, Dr. Craig and Dr. Poma purchased restricted shares of our common stock upon beginning their employment in 2005. The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. Dr. Craig forfeited 31,580 shares of restricted stock upon his resignation in 2007.

(2)	The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. Dr. Craig forfeited 145,000 stock options upon his resignation in 2007. No other Named Executive Officers forfeited stock options in 2007.

(3)	These amounts represent life insurance premiums paid by us on behalf of the Named Executive Officer.

(4)	Consists of the guaranteed annual bonus paid to Mr. Kelly pursuant to his employment agreement.

(5)	Dr. Craig resigned in September 2007.
Equity Grants, Exercises and Holdings
     The following table sets forth information concerning all grants of equity awards made during the year ended December 31, 2007 to the Named Executive Officers, all of which consisted of stock options.
Grants of Plan-Based Awards in Fiscal 2007

		All Other Option		Grant Date Fair
		Awards; Number of		Value of
		Securities Underlying	Exercise Price of	Option
Name	Grant Date	Options	Option Awards	Awards(1)
Steven Kelly	07/25/2007	112,500	$4.00	$267,750
	07/25/2007	112,500	$5.00	$259,875
J. Gregory Jester	07/10/2007	37,500	$4.00	$103,500
	07/10/2007	37,500	$5.00	$100,500
Adam R. Craig	07/10/2007	37,500	$4.00	$103,500
	07/10/2007	37,500	$5.00	$100,500
Eric Poma	07/10/2007	37,500	$4.00	$103,500
	07/10/2007	37,500	$5.00	$100,500

(1)	The grant date fair value was calculated in accordance with FAS 123R.
     The following table sets forth information concerning the number and value of unexercised options and unvested shares of restricted stock held by each Named Executive Officer as of December 31, 2007.
 Outstanding Equity Awards at Fiscal Year-End 2007

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market
	Underlying	Underlying			Shares of	Value of
	Unexercised	Unexercised	Option	Option	Stock That	Shares That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested(1)
Steven Kelly	156,301	-0-	$3.96	06/29/2016	-0-	N.A.
	-0-	112,500	$4.00	07/25/2017
	-0-	112,500	$5.00	07/25/2017
J. Gregory Jester	30,000	60,000	$3.96	09/28/2016	-0-	N.A.
	-0-	37,500	$4.00	07/10/2017
	-0-	37,500	$5.00	07/10/2017
Adam R. Craig	-0-	-0-	N/A	N/A	-0-	-0-
Eric Poma	20,000	40,000	$3.96	08/08/2016	21,054	$27,370
	-0-	37,500	$4.00	07/10/2017
	-0-	37,500	$5.00	07/10/2017

(1)	Market value is computed by multiplying the number of restricted shares by $1.30, which was the closing bid price per share of our common stock on the Over-the-Counter Bulletin Board on December 31, 2007.
     The following table sets forth information concerning the aggregate number and value of options exercised and shares of restricted stock that vested by each Named Executive Officer in the year ended December 31, 2007.
Option Exercises and Stock Vested in Fiscal 2007

	Option Awards		Stock Awards
	Number of Shares	Value	Number of
	Acquired on	Realized on	Shares Acquired	Value Realized
Name	Exercise	Exercise	on Vesting	on Vesting(1)
Steven Kelly	-0-	-0-	-0-	-0-
J. Gregory Jester	-0-	-0-	-0-	-0-
Adam R. Craig	-0-	-0-	31,580	$78,950
Eric Poma	-0-	-0-	21,053	$73,475

(1)	The aggregate value realized on vesting equals the number of shares vested multiplied by the per share value of our common stock on the date of vesting.

Employment Agreements
     On July 25, 2007, we entered into an employment agreement with Steven Kelly, our President and Chief Executive Officer. Mr. Kelly receives an annual base salary of $375,000 per year. In addition, Mr. Kelly is guaranteed an annual bonus of $50,000 per year. He also may receive, at the sole discretion of the Board, an additional annual performance-based bonus of up to 50% of his annual base salary. We also granted Mr. Kelly options to purchase 225,000 shares of our stock in consideration of his continued employment. Mr. Kelly’s employment agreement does not have a term under which we are obligated to employ him. However, in the event we terminate Mr. Kelly’s employment without cause or he terminates his employment for good reason, we will be obligated to pay him six month’s salary and continue his health insurance benefits for six months after termination. The employment agreement defines cause as a material breach of the agreement, gross neglect of duty, willful or reckless misconduct, a criminal act that results in imprisonment or felony conviction, an act or omission of gross negligence or an intentional violation of our rules or policies. Good reason is defined as a reduction of his base salary below $375,000 without his consent or a similar percentage decrease for all employees of a similar level, relocation outside of a 50-mile radius of our current location in New York City, or a material reduction in his duties without his consent. Under his employment agreement, Mr. Kelly has also agreed to a one-year non-competition provision that prohibits him from competing anywhere in the United States against us with any products being developed, marketed, distributed, sold or otherwise provided by us in the fields of oncology and hematology. This employment agreement replaced Mr. Kelly’s original employment agreement dated June 2, 2004.
     On March 4, 2005, we entered into an employment agreement with Eric Poma to act as our Vice President of Business Development. Dr. Poma receives an annual base salary of $250,000 per year. In addition, Dr. Poma may receive, at the sole discretion of our Chief Executive Officer, an annual performance-based bonus of up to 35% of his annual base salary. This agreement expired on March 4, 2008. Dr. Poma remains employed as our Vice President of Business Development.
     Effective October 16, 2006, we entered into an employment agreement with J. Gregory Jester to act as our Vice President and Chief Financial Officer. Mr. Jester receives an annual base salary of $190,000 per year. In addition, Mr. Jester may receive, at the sole discretion our Chief Executive Officer, an annual performance-based bonus of up to 50% of his annual base salary. Mr. Jester’s employment agreement does not have a term under which we are obligated to employ him. However, in the event we terminate Mr. Jester’s employment without cause or he terminates his employment for good reason, we will be obligated to pay him six month’s salary and continue his health insurance benefits for six months after termination. The employment agreement defines cause as a material breach of the agreement, failure to follow reasonable direction of the Chief Executive Officer or Board of Directors, willful or reckless misconduct, a criminal act that results in imprisonment or felony conviction, any dishonest, fraudulent or illegal action, an act or omission of gross negligence or an intentional violation of our rules or policies. Good reason is defined as a reduction of his base salary below $190,000 without his consent or a similar percentage decrease for all employees of a similar level, or a material reduction in his duties without his consent. Under his employment agreement, Mr. Jester has also agreed to a one-year non-competition provision in the United States in the pharmaceutical field for products that compete with our products.
     If the severance payments called for in the employment agreements for Messrs. Kelly and Jester had been triggered on December 31, 2007, we would have been obligated to make the following payments:

	Cash Payment Per	Benefits	Number of Options
	Month (# of months	($ per month) and	that Would Vest
Name	paid)	(# of months paid)	(Market Value)(1)
Steven Kelly	$31,250 (6 mos.)	$1,291 (6 mos.)	381,301 ($-0-)
J. Gregory Jester	$15,833 (6 mos.)	-0-	-0-

(1)	The market value equals the difference between $1.30, the fair market value of the shares that could be acquired based on the closing bid price per share of our common stock on the Over-the-Counter Bulletin Board on December 31, 2007, and the exercise prices for the underlying stock options.
     Under our 2004 and 2007 Stock Plans, in the event of a merger or change of control of our company, if the acquiring entity does not assume our outstanding options or replace them with substantially equivalent awards, vesting of stock options outstanding under the plan will automatically accelerate. For the purposes of our 2004 and 2007 Stock Plans, a change of control will occur when, among other things, our stockholders approve any merger or consolidation as a result of which the persons who were our stockholders immediately prior to the effective date of the merger or consolidation have beneficial ownership of less than 50% of the combined voting power for election of members of the board of directors of the surviving entity following the merger or consolidation, or our stockholders approve any merger or consolidation as a result of which our equity interests are changed, converted or exchanged or any liquidation of or any sale or other disposition of all or substantially all of our assets.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by:	THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
J. Jay Lobell, Chair
Neil Herskowitz
Antony Pfaffle
Compensation Committee Interlocks and Insider Participation
     Neil Herskowitz, J. Jay Lobell and Antony Pfaffle served as members of our Compensation Committee during 2007. None of these individuals was at any time during 2007 or at any other time an officer or employee of ours. Steve Kelly, our President and Chief Executive Officer, participated in discussions and decisions regarding salaries and incentive compensation for all of our Named Executive Officers, except he was and is excluded from discussions regarding his own salary and other compensation. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2008 by (1) those persons or groups known to us to beneficially own more than 5% of the common stock, (2) each our executive officers and directors, and (3) all of our directors and executive officers as a group. Beneficial ownership of a security is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a share of our common stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option, warrant or other right or the conversion or any other security. Shares issuable under stock options and warrants are deemed outstanding for computing the percentage of the person holding options or warrants but are not outstanding for computing the percentage of any other person. The percentage of beneficial ownership for the following table is based upon 14,610,003 shares of capital stock outstanding as of March 31, 2008. Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person. Unless otherwise indicated, the address for each listed stockholder is c/o Innovive Pharmaceuticals, Inc., 555 Madison Avenue, 25th Floor, New York, New York 10022.

	Amount of
Name and Address of Beneficial Owner	Ownership	Percent of Class
RA Capital Management, LLC(1) 111 Huntington Avenue Suite 610 Boston, Massachusetts 02199	1,923,075	12.61%

Lindsay A. Rosenwald, M.D. (2) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, New York 10019	1,627,774	10.94%

Lester Lipschutz(3) c/o Wolf Block Schorr and Solis Cohen 1650 Arch Street Philadelphia, Pennsylvania 19103	1,399,129	9.58%

Angelo De Caro(4)	30,000	*

Philip Frost(5)	10,000	*

Steven Kelly(6)	314,301	2.13%

Neil Herskowitz(7)	63,043	*

J. Jay Lobell(8) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, New York 10019	173,200	1.18%

Antony Pfaffle(9) c/o Paramount BioSciences, LLC 787 Seventh Avenue, 48th Floor New York, New York 10019	10,000	*

J. Gregory Jester(10)	30,000	*

Eric Poma, Ph.D(11)	83,160	*

Directors and executive officers as a group (eight persons)	713,704	4.80%

*	Less than 1%.

(1)	Based on information reported in Schedule 13G filed on February 14, 2008 by Richard H. Aldrich, Peter Kolchinsky, RA Capital Management, LLC, RA Capital Biotech Fund, L.P. and RA Capital Biotech Fund II, L.P. Mr. Aldrich and Mr. Kolchinsky are the managers of RA Capital Management, LLC, which is the sole general partner of each of RA Capital Biotech Fund, L.P. and RA Capital Biotech Fund II, L.P. Includes 1,282,050 shares of common stock and 641,025 shares issuable upon the exercise of warrants to purchase common stock.

(2)	Includes 1,028,634 shares held by Paramount Biosciences LLC, of which Dr. Rosenwald is the sole member, and 265,215 shares issuable upon the exercise of warrants to purchase common stock.

(3)	Mr. Lipschutz is the investment manager or trustee of four trusts established for the benefit of Dr. Lindsay Rosenwald, three of which own 68,709 shares each and one of which owns 185,514 shares of common stock. Mr. Lipschutz also serves as the trustee for the Rosenwald 2000 Family Trust, a trust established for the benefit of Dr. Rosenwald’s children, which owns 1,007,488 shares of common stock. Mr. Lipschutz might be deemed to beneficially own the shares held by the aforementioned trusts as he has the sole control over the voting and disposition of any shares held by such trust. Dr. Rosenwald disclaims beneficial ownership of these shares except to the extent of any pecuniary interest (as defined in Rule 16a-1(a)(2) promulgated under the Securities Exchange Act of 1934, as amended) that he may have in the aforementioned trusts.

(4)	Includes 10,000 shares issuable upon the exercise of options to purchase common stock.

(5)	Consists of 10,000 shares issuable upon the exercise of options to purchase common stock.

(6)	Includes 156,301 shares issuable upon the exercise of options to purchase common stock.

(7)	Includes 52,127 shares of common stock owned by a limited liability company of which Mr. Herskowitz is the manager and an equity owner. Includes 916 shares issuable upon the exercise of warrants to purchase common stock, all of which are owned by the limited liability company and 10,000 shares issuable upon the exercise of options to purchase common stock.

(8)	Includes 530 shares issuable upon the exercise of warrants to purchase common stock and 10,000 shares issuable upon the exercise of options to purchase common stock.

(9)	Includes 10,000 shares issuable upon the exercise of options to purchase common stock.

(10)	Includes 30,000 shares issuable upon the exercise of options to purchase common stock.

(11)	Includes 20,000 shares issuable upon the exercise of options to purchase common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Director Independence
     Our Board of Directors is currently composed of six directors. Although our common stock is not listed on Nasdaq or any other exchange, our board of directors has determined to apply Nasdaq’s test for director independence to all of our directors. Using that test, the Board has determined that all of our directors are independent under Nasdaq Rule 4200(a)(15) except Steve Kelly, our President and Chief Executive Officer, and Mr. Lobell and Mr. Pfaffle because they are registered representatives of Paramount BioCapital, Inc., which our company has engaged in the past to assist with equity and debt offerings. As part of such determination of independence, our Board has affirmatively determined that none of Mr. De Caro, Dr. Frost or Mr. Herskowitz has any relationship with our company that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.
Certain Relationships and Related Transactions
     In March 2007, we engaged Paramount BioCapital, Inc. as placement agent to assist in our private placement offering of our common stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is chairman and chief executive officer of Paramount and its affiliates. At March 31, 2008, Dr. Rosenwald and trusts for the benefit of Dr. Rosenwald and his children held an aggregate of approximately 19% of our common stock, without giving effect to the conversion of any warrants held by them into shares of common stock. As a result, Dr. Rosenwald may be deemed to be an affiliate of our company. Dr. Rosenwald disclaims beneficial ownership of those shares held in trust for the benefit of him and his children except to the extent of any pecuniary interest (as defined in Rule 16a-1(a)(2) promulgated under the Securities Exchange Act of 1934, as amended) that he may have in those trusts. The offering closed on April 24, 2007. In connection with the offering, Paramount and we entered into a placement agent agreement dated as of March 13, 2007, and amended on March 28, 2007, pursuant to which we paid Paramount for its services compensation in the form of (1) cash commissions of $868,612.50, which was equal to 7.0% of the gross proceeds from the sale of the common stock sold by Paramount, and (2) a warrant to purchase 274,726 shares of our common stock, which was an amount equal to 5.0% of the aggregate principal amount of shares sold in the offering. The exercise price of the warrant is $3.75. The warrant was exercisable beginning on April 24, 2007. The warrant will terminate on April 24, 2012. We also are obligated to reimburse Paramount for up to $100,000 in expenses (including legal fees) incurred in connection with the offering. Lastly, we agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by J. H. Cohn LLP discussed below.
     The following table summarizes the aggregate fees billed for professional services rendered to us by J. H. Cohn LLP in 2006 and 2007. A description of these various fees and services follows the table.

	2006	2007
Audit Fees	$88,458	$149,102
Audit-Related Fees	52,050	19,815
Tax Fees	11,919	9,000
All Other Fees	-0-	5,971
Total	$152,427	$183,888
     The audit fees were for services in connection with the annual audit, for the reviews of our financial statements included in the quarterly reports on Form 10-Q (our common stock was not registered until May 2006), and for other services normally provided in connection with regulatory filings.
     The fees billed for audit-related services were related to our private placement of Series A preferred stock in June 2006 and our private placement of common stock in April 2007, the initial registration of our common stock under the Securities Exchange Act, and the registrations with the SEC in August 2006 and 2007 of shares of our common stock for resale by various selling stockholders.
     Our Audit Committee has considered whether and determined that the provision of the non-audit services rendered to us during 2006 and 2007 was compatible with maintaining the independence of J. H. Cohn LLP.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
(b) Exhibits.

Exhibit		Registrant’s
Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVE PHARMACEUTICALS, INC.
Date: April 29, 2008	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer