Form 10-Q
period 2008-03-31
Innovive Pharmaceuticals, Inc.
filed 2008-05-15
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of May 15, 2008, there were 14,610,003 shares of Registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$301,962	$2,670,470
Restricted cash	275,000	275,000
Other current assets	225,492	147,119

Total current assets	802,454	3,092,589

Equipment, net	39,078	42,021
Other assets	105,969	105,969

Total assets	$947,501	$3,240,579

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable	$1,815,782	$1,962,378
Accrued expenses	2,657,900	3,352,664

Total liabilities	4,473,682	5,315,042

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock; $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value: 75,000,000 shares authorized at March 31, 2008 and December 31, 2007; 14,610,003 shares issued and outstanding at March 31, 2008 and December 31, 2007	14,610	14,610
Additional paid-in capital	39,772,696	39,648,271
Deficit accumulated in the development stage	(43,313,487)	(41,737,344)

Total shareholders’ deficiency	(3,526,181)	(2,074,463)

Total liabilities and shareholders’ deficiency	$947,501	$3,240,579

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			Period from
	Three months ended March 31,		March 24, 2004
			(inception) to
	2008	2007	March 31, 2008
Operating Expenses:
Research and development	$731,611	$2,727,152	$31,039,911
General and administrative	685,642	963,375	10,115,501

Total operating expenses	1,417,253	3,690,527	41,155,412

Loss from operations	(1,417,253)	(3,690,527)	(41,155,412)

Interest income	17,771	54,996	476,252
Interest expense	—	—	1,605,850
Other expense	176,661	—	219,512

Net loss	(1,576,143)	(3,635,531)	(42,504,522)
Imputed preferred stock dividends	—	—	808,965

Net loss applicable to common shares	$(1,576,143)	$(3,635,531)	$(43,313,487)

Net loss per common share — basic and diluted	$(0.11)	$(0.40)

Weighted average common shares outstanding - basic and diluted	14,610,003	9,147,068

See accompanying notes to the financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficiency
Three Months Ended March 31, 2008

				Deficit
	Common Stock		Additional	Accumulated in
			Paid-In	the Development
	Shares	Amount	Capital	Stage	Total
Balance December 31, 2007	14,610,003	$14,610	$39,648,271	$(41,737,344)	$(2,074,463)

Stock-based employee compensation			133,665		133,665
Stock-based non-employee compensation			(9,240)		(9,240)
Net loss				(1,576,143)	(1,576,143)

Balance March 31, 2008	14,610,003	$14,610	$39,772,696	$(43,313,487)	$(3,526,181)

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
	Three Months Ended March 31,		March 24, 2004
			(inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(1,576,143)	$(3,635,531)	$(42,504,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Non-cash interest expense	—	—	937,072
Depreciation and amortization	2,943	1,348	164,594
Write-off of fixed assets	—	—	36,418
Stock-based compensation — non-employees	(9,240)	43,328	474,968
Stock-based compensation — employees	133,665	240,936	1,419,373
Stock issued in connection with license agreement	—	—	1,584,000
Amortization of debt discount	—	—	255,238
Amortization of debt issuance costs	—	—	357,352
Change in fair value of warrant liability	—	—	(73,268)
Changes in operating assets and liabilities:
Restricted cash	—	323,200	(275,000)
Other current assets	(78,373)	34,178	(355,694)
Other assets	—	—	(105,969)
Accounts payable and accrued expenses	(841,360)	636,321	4,645,357
Accrued interest	—	—	129,457

Net cash used in operating activities	(2,368,508)	(2,356,220)	(33,190,624)

Cash flows from investing activities:
Purchases of office equipment	—	—	(109,886)
Sales of short-term investments	—	1,841,458	1,566,458
Purchases of short-term investments	—	—	(1,566,458)

Net cash provided by (used in) investing activities	—	1,841,458	(109,886)

Cash flows from financing activities:
Proceeds from private placement, net	—	—	13,872,046
Proceeds from note payable to related party	—	—	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984
Proceeds from Series A preferred financing	—	—	12,501,135
Proceeds from subscription receivable	—	—	3,160
Payments for debt issuance costs	—	—	(190,853)

Net cash provided by financing activities	—	—	33,602,472

Net (decrease) increase in cash and cash equivalents	(2,368,508)	(514,762)	301,962
Cash and cash equivalents at beginning of period	2,670,470	978,704	—

Cash and cash equivalents at end of period	$301,962	$463,942	$301,962

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$—	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$—	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$—	$21,125,526

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
     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2007 included in its 2007 Form 10-K filed with the SEC on March 31, 2008.
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2008, the Company had cash and cash equivalents of only $301,962 and a working capital deficit of $3,671,228 and needs an immediate infusion of cash to continue its operations. For the three months ended March 31, 2008, the Company incurred a net loss of $1,576,143 and had negative cash flows from operating activities of $2,368,508. The Company had an accumulated deficit from March 24, 2004 (inception) through March 31, 2008 of $43,313,487. Management believes that the Company will continue to incur losses for the foreseeable future. The Company has an immediate need for additional capital to be able to continue its operations. The Company currently does not have sufficient funds to satisfy its current obligations or finance its current operations. The continued development and potential commercialization of its product candidates and all other aspects of its operations are and will continue to be contingent on raising sufficient capital to continue to pursue pre-clinical and clinical trials and, thereafter, the successful testing and commercialization of each compound. Without additional capital, the Company will not be able to pursue development of its product candidates. The Company is currently exploring several alternatives including licensing opportunities, the sale to or merger into another company, the sale of one or more of its product candidates and debt and equity financing. If the Company is unable to secure additional capital on reasonable terms or unable to generate sufficient sources of capital through collaborative arrangements, it will not have the ability to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Loss per common share:
     Basic net loss per common share equals net loss applicable to common shares divided by the weighted average common shares outstanding during each period. Diluted loss per common share equals net loss applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of March 31, 2008 and 2007, there were a total of 4,893,910 and 1,336,897 options and warrants outstanding, respectively, which were potentially dilutive.
Cash and cash equivalents:
     The Company considers highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Recent Accounting Pronouncements:
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”) Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to SFAS 141. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion of project or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.
(2) Restricted Cash
     Restricted cash represents a compensating balance securing a standby letter of credit for a customs bond.
(3) Accrued Expenses
     Accrued expenses as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Accrued compensation	$80,500	$91,270
Accrued research and development costs	2,482,775	3,131,144
Other accrued expenses	94,625	130,250

Total accrued expenses	$2,657,900	$3,352,664

     Accrued research and development costs as of March 31, 2008 include $1,228,707 of non-contingent milestone payments related to its agreement with TMRC Co. Ltd. for the license of European rights to tamibarotene.
(4) Stock-Based Compensation
     The Company recognized stock-based compensation expense for the three months ended March 31, 2008 and 2007 in the amount of $124,425 and $284,264, respectively. The total number of shares of common stock issuable upon the exercise of stock options granted during the three months ended March 31, 2008 was 275,000 with a weighted average exercise price $0.45 per share. Stock options granted during the three months ended March 31, 2007 totaled 60,000 with a weighted average exercise price of $3.83 per share. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s expectations. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The stock-based compensation for the awards issued in the three months ended March 31, 2008 was determined using the following assumptions and calculated average fair values:

Three Months Ended
March 31, 2008
Average expected term (years)	7.0
Weighted average risk-free interest rate	3.14%
Dividend yield	0%
Volatility	101.90%
Weighted average grant date fair value	$0.38
     As of March 31, 2008, the aggregate intrinsic value of awards outstanding and exercisable was $0, because the exercise price of all outstanding and exercisable options was greater than the Company’s stock price quoted on the Over-the-Counter Bulletin Board. There were no awards exercised in the three months ended March 31, 2008. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,440,714 at March 31, 2008 and is expected to be recognized over three years. The weighted average remaining requisite service period of the unvested awards was 15 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.
Overview
     Since our inception in March 2004, we have focused our efforts and resources primarily on acquiring and developing our current pharmaceutical technologies, tamibarotene, INNO-406, INNO-206, and INNO-305, and one former product candidate, INNO-105, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the U.S. Food and Drug Administration, or FDA, or equivalent foreign regulatory authorities to begin selling our pharmaceutical candidates. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of tamibarotene until the first half of 2009, INNO-406 until the second half of 2009, INNO-206 until 2010 or INNO-305 until 2010.
     Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval, if ever. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through March 31, 2008, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note, a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006, and a private placement of common stock units in April 2007.
Immediate Need for Operating Funds
     To date, we have not generated any revenues from operations. At March 31, 2008, we had cash and short-term investments of $301,962 and a working capital deficiency of $3,671,227. As a result, we have insufficient funds to meet our current obligations or future operating expenses. To conserve funds, we have suspended all expenditures on the development of INNO-206 and suspended all other non-essential expenditures, including reduction of headcount. We have continued to incur costs associated with the licensing and development of tamibarotene including costs association with our pivotal Phase II clinical trial in acute promeylocytic leukemia, costs associated with the completion of our Phase I clinical study for INNO-406 in chronic meyelogenous leukemia, which enrolled its last patient in November 2007, and regulatory documentation for the FDA to support a Phase II pivotal clinical study on INNO-406. If we are unable to obtain capital or enter into a strategic transaction, we will not be able to continue our current operations.
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
Lack of Revenue
     We had not generated any revenue from any source through March 31, 2008 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until late 2009 at the earliest, if at all.
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

     There are no updates to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2007. Please see the “Critical Accounting Policies” section contained in Item 7 of that report for a comprehensive discussion of our critical accounting policies.
Results of Operations
Three Months Ended March 31, 2008 and 2007
     Research and development expense. Research and development expenses decreased $1,995,541 or 73% from $2,727,152 for the three months ended March 31, 2007 to $731,611 for the three months ended March 31, 2008. The decrease is the result of our current financial condition which has not enabled us to pursue development of our product candidates to the same extent as in the prior year. Lower development costs for our product candidates of $1,525,264 and lower payroll and related costs of $193,518 drove the decrease in research and development costs. Lower development costs are primarily the result of lower spending on INNO-406 and INNO-206 partially offset by higher spending on tamibarotene, as we continued to enroll our Phase II pivotal study for that product. Lower headcount and related costs are the result of decreased headcount as we sought to conserve cash through terminations and attrition.
     General and administrative expense. General and administrative expenses decreased $277,733 or 29% from $963,375 for the three months ended March 31, 2007 to $685,642 for the three months ended March 31, 2008. The decrease is primarily the result of lower stock-based compensation and lower legal fees.
     Interest income. Interest income decreased $37,225 or 68% from $54,996 to $17,771 due to a decrease in our average cash balance for the three months ended March 31, 2008 versus the prior year.
     Other expense. Other expense of $176,661 represents our realized and unrealized foreign exchange loss in the current three-month period. Of this amount, $159,164 of foreign exchange loss is related to milestones on our license agreements with TMRC, which we are required to pay in Japanese yen. We recorded a realized foreign exchange loss of $17,356 for certain milestones recorded in September 2007 and paid in January 2008 and recorded an unrealized foreign exchange loss $141,808 for certain milestones recorded in September 2007 that remained outstanding on March 31, 2008 and revalued at that date.
     Net loss. Net loss decreased $2,059,388 or 57% from $3,635,531 for the three months ended March 31, 2007 to $1,576,143 for the three months ended March 31, 2008. The decrease in net loss was attributable to the decrease in research and development and general and administrative expenses, partially offset by an increase in other expense, which is discussed above.
Liquidity and Capital Resources
     From inception to March 31, 2008, we have incurred an aggregate net loss of $42,504,522, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to tamibarotene, INNO-406, INNO-206, INNO-305, and INNO-105 and expenses supporting those activities.
     Under the terms of each of our license agreements we may be obligated to pay our partners milestone payments upon achieving certain milestones in connection with the development of our candidates. These payments are as follows:
•	an aggregate amount of $3,600,000 for INNO-305 upon the achievement of clinical and regulatory milestones through the product’s first approval and an annual license maintenance fee of $100,000 beginning on December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement;

•	an aggregate amount of $7,500,000 for INNO-206 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval;

•	an aggregate amount of $13,350,000 for INNO-406 upon meeting clinical and regulatory milestones up to and including the product’s final marketing approval in the U.S. and Europe (including $5,000,000 upon the product’s first final marketing approval);

•	an aggregate remaining amount of approximately $4,536,000 for tamibarotene upon achieving clinical, regulatory and sales milestones through the first commercial sale of the product for the treatment of APL in North America; and

•	an aggregate remaining amount of approximately $5,262,000 for tamibarotene (including amounts included in our accrued expenses at March 31, 2008 of approximately $1,230,000) upon certain future dates and/or achieving clinical and regulatory milestones through the products approval for the treatment of APL in Europe.
     Our obligations under the license of North American and European rights to tamibarotene require us to pay the milestone payments in Japanese yen and the amounts represented above for tamibarotene represent the approximate US dollar equivalent as of March 31, 2008. We currently have not entered into any hedging arrangements related to these licenses.
     We intend to fund these payments by raising capital or entering into strategic alliances, which will be dependent on the success of our testing of those product candidates and any other technologies we might acquire at each stage.

     We have financed our operations since inception through debt and equity financing. From inception through March 31, 2008, we had a net increase in cash of $301,962. This increase primarily resulted from net cash provided by financing activities of $33,602,472, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party note, $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006 and $13,872,046 was derived from the private placement of common stock units in April 2007. The increase in cash provided by financing activities was offset by net cash used in operating activities of $33,190,624 and net cash used in investing activities of $109,886 for the period from inception to March 31, 2008. The senior convertible promissory notes and the related party note converted to Series A convertible preferred stock on June 29, 2006, and all of the Series A convertible preferred stock converted into common stock on August 10, 2006.
     In order to continue to fund our operations we need to immediately complete a debt or equity financing or need to immediately generate revenue from the licensing of one or more of our product candidates or enter into strategic alliances for our products. Thereafter, future financings will be dependent upon the type of financing or strategic transaction we are currently contemplating, if successful, as well as our financial position and the progress, if any, of our product candidates in pre-clinical and clinical trials.
     The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials and FDA-approved clinical trials, will require additional funding. Our continued operations will depend on whether we are able to raise additional funds. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we are able to obtain will be sufficient to meet our needs, including any milestone payments. We will consider raising additional funds through all viable means.
Immediate and Future Financing Needs
     We have an immediate need for capital and must raise additional funds to finance our current operations. We are exploring all viable opportunities, including the sale of common and or preferred stock as well as strategic transactions. If we raise funds by selling additional shares of stock or other securities convertible into stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing we will not be able to carry out our business plan and, as a result, will have to significantly limit or terminate our operations and our business, financial condition and results of operations would be materially harmed.
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
     The amount of funds we will need to operate in the future is subject to many factors, some of which might be beyond our control. These factors include the following:
•	the progress of our research activities;

•	our financial condition;

•	the progress of our pre-clinical and clinical development activities;

•	the state of the economy and the financial markets;

•	the number and scope of our research programs;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.
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
Cautionary Statement
     We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. — Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     At the conclusion of the period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective due to a lack of segregation of duties in our accounting and financial functions including financial reporting and our quarterly close process. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management will periodically reevaluate this situation. If we secure sufficient capital it is our intention to increase staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits

Incorporated by Reference to
Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Certification of Principal Financial Officer Pursuant to
32.2	Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovive Pharmaceuticals, Inc.
Date: May 15, 2008	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer