Form 10-Q
period 2008-06-30
Innovive Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1337223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of August 14, 2008, there were 14,610,003 shares of Registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$85,317	$2,670,470
Restricted cash	109,913	275,000
Other current assets	35,289	147,119

Total current assets	230,519	3,092,589

Equipment, net	36,135	42,021
Other assets	105,969	105,969

Total assets	$372,623	$3,240,579

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable	$1,818,966	$1,962,378
Accrued expenses	528,613	3,352,664
Note payable	2,290,000	—

Total liabilities	4,637,579	5,315,042

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock; $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value: 75,000,000 shares authorized at June 30, 2008 and at December 31, 2007, respectively; 14,610,003 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	14,610	14,610
Additional paid-in capital	39,915,209	39,648,271
Deficit accumulated in the development stage	(44,194,775)	(41,737,344)

Total shareholders’ deficiency	(4,264,956)	(2,074,463)

Total liabilities and shareholders’ deficiency	$372,623	$3,240,579

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Period from March
					24, 2004
	Three months ended June 30,		Six months ended June 30,		(inception) to June
	2008	2007	2008	2007	30, 2008

Operating expenses:
Research and development	$70,812	$4,190,380	$802,423	$6,917,532	$31,110,723
General and administrative	885,079	1,201,270	1,570,721	2,164,645	11,000,580

Total operating expenses	955,891	5,391,650	2,373,144	9,082,177	42,111,303

Loss from operations	(955,891)	(5,391,650)	(2,373,144)	(9,082,177)	(42,111,303)

Interest income	2,283	62,619	20,054	117,615	478,535
Interest expense	11,359	—	11,359	—	1,617,209
Other (income) expense	(83,679)	—	92,982	—	135,833

Net loss	(881,288)	(5,329,031)	(2,457,431)	(8,964,562)	(43,385,810)
Imputed preferred stock dividends	—	—	—	—	808,965

Net loss applicable to common shares	$(881,288)	$(5,329,031)	$(2,457,431)	$(8,964,562)	$(44,194,775)

Loss per common share — basic and diluted	$(0.06)	$(0.41)	$(0.17)	$(0.80)

Weighted average common shares outstanding — basic and diluted	14,610,003	13,132,101	14,610,003	11,150,593

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficiency
Six Months Ended June 30, 2008

	Common Stock		Additional Paid-In	Deficit Accumulated in
	Shares	Amount	Capital	the Development Stage	Total
Balance December 31, 2007	14,610,003	$14,610	$39,648,271	$(41,737,344)	$(2,074,463)

Stock-based employee compensation			276,573		276,573
Stock-based non-employee compensation			(9,635)		(9,635)
Net loss				(2,457,431)	(2,457,431)

Balance June 30, 2008	14,610,003	$14,610	$39,915,209	$(44,194,775)	$(4,264,956)

See accompanying notes to the condensed financial statements

Innovive Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			March 24, 2004
	Six Months Ended June 30,		(inception) to
	2008	2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(2,457,431)	$(8,964,562)	$(43,385,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	—	—	120,000
Non-cash interest expense	—	—	937,072
Depreciation and amortization	5,886	3,249	167,537
Write-off of fixed assets	—	—	36,418
Stock-based compensation — non-employees	(9,635)	32,481	474,573
Stock-based compensation — employees	276,573	458,514	1,562,281
Stock issued in connection with license agreement	—	—	1,584,000
Amortization of debt discount	—	—	255,238
Amortization of debt issuance costs	—	—	357,352
Change in fair value of warrant liability	—	—	(73,268)
Changes in operating assets and liabilities:
Restricted cash	165,087	595,823	(109,913)
Other current assets	111,830	101,395	(165,491)
Other assets	—	—	(105,969)
Accounts payable and accrued expenses	(2,978,822)	973,818	2,507,895
Accrued interest	11,359	—	140,816

Net cash used in operating activities	(4,875,153)	(6,799,282)	(35,697,269)

Cash flows from investing activities:
Purchases of office equipment	—	(31,257)	(109,886)
Sales of short-term investments	—	1,566,458	1,566,458
Purchases of short-term investments	—	—	(1,566,458)

Net cash provided by (used in) investing activities	—	1,535,201	(109,886)

Cash flows from financing activities:
Proceeds from note payable	2,290,000	—	2,290,000
Proceeds from private placement, net	—	13,872,046	13,872,046
Proceeds from note payable to related party	—	—	5,167,000
Proceeds from senior convertible notes	—	—	2,249,984
Proceeds from Series A preferred financing	—	—	12,501,135
Proceeds from subscription receivable	—	—	3,160
Payments for debt issuance costs	—	—	(190,853)

Net cash provided by financing activites	2,290,000	13,872,046	35,892,472

Net (decrease) increase in cash and cash equivalents	(2,585,153)	8,607,965	85,317
Cash and cash equivalents at beginning of period	2,670,470	978,704	—

Cash and cash equivalents at end of period	$85,317	$9,586,669	$85,317

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of common stock issued to officers valued at $1.10 per share	$—	$—	$173,690

Value of warrant liability allocated to senior convertible notes	$—	$—	$360,798

Value of warrants allocated to senior convertible notes	$—	$—	$255,238

Value of warrants issued to placement agent in connection with senior convertible notes	$—	$—	$166,499

Conversion of note payable — related party debt to Series A convertible preferred stock	$—	$—	$5,451,011

Conversion of senior convertible notes to Series A convertible preferred stock	$—	$—	$2,364,415

Value of beneficial conversion feature in connection with convertible preferred stock	$—	$—	$808,965

Value of warrant liability allocated to consultant	$—	$—	$159,347

Value of stock option liability allocated to consultant	$—	$—	$183,575

Reclassification of warrant liability to additional paid-in capital	$—	$—	$520,147

Beneficial conversion feature attributable to senior convertible notes (including accrued interest)	$—	$—	$788,086

Conversion of Series A convertible preferred stock to common stock upon effectiveness of registration statement	$—	$—	$21,125,526

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
     The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2008, the Company had cash and cash equivalents of only $85,317 and a working capital deficit of $4,407,060. For the six months ended June 30, 2008, the Company incurred a net loss of $2,457,431 and had negative cash flows from operating activities of $4,875,153. The Company had an accumulated deficit from March 24, 2004 (inception) through June 30, 2008 of $44,194,775. On June 6, 2008, the Company entered into an Agreement and Plan of Merger with CytRx Corporation (“CytRx”), CytRx Merger Subsidiary, Inc. (“Merger Subsidiary”), and Steven Kelly, Innovive’s President and Chief Executive Officer, as representative of the Company’s stockholders (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of CytRx. As part of the transaction, the Company and CytRx entered into a Loan and Security Agreement pursuant to which CytRx will loan to Innovive advances of up to $5,500,000 in the aggregate. The Company used an initial and subsequent advances ($2,290,000 though June 30, 2008) to pay certain of its accounts payable and accrued liabilities and for working capital and general corporate purposes (see Note 5). The loan bears interest at 12.5% per annum and matures on the earliest of the date of any bankruptcy, insolvency or similar proceeding with the Company, termination of the Merger Agreement, and September 30, 2008. Management believes that the Company will continue to incur losses for the foreseeable future. If the Company is unable to complete the Merger, the continued development and potential commercialization of its product candidates and all other aspects of its operations are and will continue to be contingent on raising sufficient capital to continue to pursue pre-clinical and clinical trials and, thereafter, the successful testing and commercialization of each compound. Without additional capital, the Company will not be able to pursue development of its product candidates. The Company is working to complete the Merger as soon as possible. In the event the proposed merger with CytRx is not completed (other than because of an intervening Superior Proposal) the Company will have an immediate need for capital and will have to raise additional funds to finance its current operations. The Company would explore all viable opportunities, including the sale of common and or preferred stock as well as strategic transactions. If the Company raised funds by selling additional shares of stock or other securities convertible into stock, the ownership interest of its existing stockholders would be diluted. If the Company were not able to obtain financing it would not be able to carry out its business plan and, as a result, would have to significantly limit or terminate its operations and its business, financial condition and results of operations would be materially harmed. The Company believes it would be extremely difficult for it to find another merger partner, collaborative partner or other financing due to its lack of operating funds, the debt it owes to CytRx under the Loan and Security Agreement and CytRx’s lien on all of the Company’s assets pursuant to the Loan and Security Agreement. As a result, if the proposed merger with CytRx is not completed (other than because of an intervening Superior Proposal), the Company would likely file for bankruptcy. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
     Loss per common share:
     Basic net loss per common share equals net loss applicable to common shares divided by the weighted average common shares outstanding during each period. Diluted loss per common share equals net loss applicable to common shares divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company’s basic and diluted per share amounts are the same since the Company had losses in each period presented. As of June 30, 2008 and 2007, there were a total of 6,772,910 and 4,448,910 options and warrants outstanding, respectively, which were potentially dilutive.
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
(2) Restricted Cash
     Restricted cash represents a compensating balance securing a standby letter of credit for a customs bond. This bond was cancelled in July 2008 and the related compensating balance released.
(3) Accrued Expenses
     Accrued expenses as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Accrued compensation	$—	$91,270
Accrued research and development costs	444,004	3,131,144
Other accrued expenses	84,609	130,250

Total accrued expenses	$528,613	$3,352,664

     Accrued research and development costs as of December 31, 2007 include $1,086,711 of non-contingent milestone payments related to the Company’s agreement with TMRC Co. Ltd. for the license of European rights to tamibarotene. These amounts were paid in June 2008.
(4) Stock-Based Compensation
     The Company recognized stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 in the amount of $142,513 and $266,938, and $206,731 and $490,995, respectively. The total number of shares of common stock issuable upon the exercise of stock options granted during the six months ended June 30, 2008 was 275,000 with a weighted average exercise price $0.45 per share. Stock options granted during the six months ended June 30, 2007 totaled 150,000 with a weighted average exercise price of $3.97 per share. For the Company’s stock-based compensation plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company had not paid and does not intend to pay any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatilities of a peer group of several specialty pharmaceutical companies. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life is based on management’s estimate of the expected term. The Company’s calculation of stock-based compensation also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The stock-based compensation for the awards issued in the six months ended June 30, 2008 was determined using the following assumptions and calculated average fair values:

Six Months Ended
June 30, 2008
Average expected term (years)	7.0
Weighted average risk-free interest rate	3.14%
Dividend yield	0%
Volatility	101.90%
Weighted average grant date fair value	$0.38
     As of June 30, 2008, the aggregate intrinsic value of awards outstanding and exercisable was $0, because the exercise price of all outstanding and exercisable options was greater than the Company’s stock price quoted on the Over-the-Counter Bulletin Board. There were no awards exercised in the six months ended June 30, 2008. The total remaining unrecognized compensation cost related to unvested awards amounted to $1,126,536 at June 30, 2008 and is expected to be recognized over three years. The weighted average remaining requisite service period of the unvested awards was 14 months.
(5) Merger Agreement/Note Payable
     On June 6, 2008, the Company entered into the Merger Agreement with CytRx, Merger Subsidiary, and Steven Kelly, Innovive’s President and Chief Executive Officer, as representative of the Company’s stockholders. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with Innovive surviving as a wholly owned subsidiary of CytRx.
     In the Merger, each issued and outstanding share of Company common stock (except shares owned by, among others, stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive merger consideration consisting of the sum of $3,000,000 (“Initial Merger Consideration”) plus earnout consideration (“Earnout Merger Consideration”) of up to $18,253,462 divided by the number of fully diluted shares of Innovive common stock immediately prior to the Merger (collectively, “Merger Consideration”). The Initial Merger Consideration will be paid in shares of CytRx common stock. The Earnout Merger Consideration will be paid in shares of CytRx common stock or, at CytRx’s election, in cash, or a combination of shares of CytRx common stock and cash, upon Innovive achieving certain net sales over a period of time. The Board of Directors of the Company unanimously approved the Merger Agreement and determined to recommend that Company’s stockholders approve the Merger Agreement.
     Upon consummation of the Merger, all unexercised options to purchase Company common stock (“Innovive Options”) will be terminated and any consideration due to the holders thereof will be paid. All unexercised warrants for Company common stock (“Innovive Warrants”) will either be canceled, without any consideration paid, or remain outstanding with the holders of Innovive Warrants having the right to purchase and receive Merger Consideration.
     The Merger Agreement includes customary representations, warranties and covenants of the Company, CytRx and Merger Subsidiary. The Company has agreed not to initiate, solicit or encourage any acquisition transaction (including, but not limited to, any merger, share exchange or similar transaction involving the Company), participate in any discussions or negotiations regarding, or furnish any non-public information with respect to, or take any other action to knowingly facilitate any effort to make or implement any acquisition transaction, in each case subject to certain exceptions if the Company receives an unsolicited proposal with respect to an acquisition transaction that the Company’s Board of Directors determines, in good faith, is or is reasonably likely to result in a superior proposal.
     The Merger Agreement contains certain termination rights for both the Company and CytRx, and further provides that, upon termination of the Merger Agreement under specified circumstances, including a termination by CytRx in connection with an unsolicited superior proposal, the Company is required to pay CytRx a termination fee of $1,500,000.
     As part of the transaction, the Company and CytRx entered into a Loan and Security Agreement pursuant to which CytRx will loan to the Company advances of up to $5,500,000 in the aggregate. As of June 30, 2008, CytRx had advanced $2,290,000 to the Company to pay certain of its accounts payable and accrued liabilities as well as for working capital and general corporate purposes. The advance of $2,290,000 is included in Note payable in the Company’s balance sheet as of June 30, 2008. The loan bears interest at 12.5% per annum and matures on the earliest of the date of any bankruptcy, insolvency or similar proceeding with the Company, termination of the Merger Agreement, and September 30, 2008. As of June 30, 2008, the Company had recorded accrued interest of $11,359, which is included in accrued expenses on the Company’s balance sheet as of June 30, 2008. The loan is secured by any interest of the Company in any kind of property or asset, whether real, personal or mixed, or tangible or intangible. To induce CytRx to enter in to the Loan and Security Agreement, the Company granted CytRx the option to purchase up to 2,000,000 shares of Company common stock at an initial price of $0.01 per option share. CytRx may exercise the Option, in whole or in part, only if the Company terminates or purports to terminate the Merger Agreement (as defined in the

Loan and Security Agreement) and prior to the first anniversary of the date of the consummation by the Company of a Superior Proposal (as defined in the Merger Agreement). Since the exercise of options is contingent upon the termination or purported termination of the Merger Agreement, the Company has not accounted for the fair value of the options. If the Merger Agreement were to terminate or purport to terminate, the Company will have an impact to its financial statements for the fair value of the above options.

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
          Drug development is an expensive effort, and the expenses related to the research and development of our current candidates will be significant from now through their anticipated approval, if ever. Accordingly, our success will depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Through June 30, 2008, our major sources of working capital have been proceeds from a private sale in June 2005 of senior convertible promissory notes, advances from a related party under a future advance promissory note, a private sale in June 2006 of our shares of Series A preferred stock, which shares subsequently converted into shares of our common stock in August 2006, a private placement of common stock units in April 2007 and advances from CytRx Corporation under a loan and security agreement related to our proposed acquisition by CytRx.
Immediate Need for Operating Funds
          To date, we have not generated any revenues from operations. At June 30, 2008, we had cash and short-term investments of only $85,317, restricted cash of only $109,913, which became unrestricted in July 2008, and a working capital deficiency of $4,407,060. The only reason that we had liquid funds at June 30, 2008 is due to the cash advances made to us by CytRx pursuant to the loan and security agreement we entered into with CytRx as part of our proposed acquisition as a wholly owned subsidiary of CytRx. Without the advances from CytRx, we would not have had sufficient funds to operate in the second quarter of 2008.
          Since the third quarter of 2007, excluding the advances made to us by CytRx beginning in June 2008, we have had insufficient funds to meet our current obligations or future operating expenses. To conserve funds, we have suspended all expenditures on the development of INNO-206 and suspended all other non-essential expenditures, including reduction of headcount. We have continued to incur costs associated with the licensing and development of tamibarotene including costs association with our pivotal Phase II clinical trial in acute promeylocytic leukemia, costs associated with the completion of our Phase I clinical study for INNO-406 in chronic meyelogenous leukemia, which enrolled its last patient in November 2007, and regulatory documentation for the FDA to support a Phase II pivotal clinical study on INNO-406.
          As a result of our financial condition, since the summer of 2007 we have been exploring several strategic alternatives including licensing opportunities, the sale to or merger into another company, the sale of one or more of our product candidates and debt and equity financing. As discussed below, in June 2008, we entered into a merger agreement with CytRx pursuant to which we propose to be acquired by CytRx as a wholly owned subsidiary. If the proposed acquisition by CytRx is not completed (other than because of an intervening superior offer) and we are unable to find another merger partner or to secure additional capital on reasonable terms or to generate sufficient sources of capital through collaborative arrangements, we will not have the ability to continue as a going concern and would likely file for bankruptcy. If the acquisition by CytRx is not completed (other than because of an intervening superior offer), our ability to find another merger partner, collaborative partner or other financing will be significantly negatively impacted by our lack of operating funds, the debt we owe to CytRx under the loan and security agreement and CytRx’s lien on all of our assets pursuant to the loan and security agreement.
Merger Agreement
          As previously reported, on June 6, 2008, we entered into an Agreement and Plan of Merger with CytRx Corporation, CytRx Merger Subsidiary, Inc., and Steven Kelly, our President and Chief Executive Officer, as representative of our stockholders. Pursuant to the merger agreement, CytRx Merger Subsidiary will be merged with and into us and we will survive as a wholly owned subsidiary of CytRx.

          In the merger, each issued and outstanding share of our common stock (except shares owned by, among others, stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive merger consideration consisting of the sum of $3,000,000 (“Initial Merger Consideration”) plus earnout consideration (“Earnout Merger Consideration”) of up to $18,253,462 divided by the number of fully diluted shares of our common stock immediately prior to the merger (“Merger Consideration”). The Initial Merger Consideration will be paid in shares of CytRx common stock. The Earnout Merger Consideration will be paid in shares of CytRx common stock or, at CytRx’s election, in cash, or a combination of shares of CytRx common stock and cash, upon our achieving certain net sales over a period of time. Our Board of Directors unanimously approved the merger agreement and determined to recommend that our stockholders approve the merger agreement at a meeting scheduled for September 19, 2008.
          Upon consummation of the merger, all unexercised options to purchase our common stock will be terminated and any consideration due to the holders thereof will be paid. All unexercised warrants for our common stock will either be canceled, without any consideration paid, or remain outstanding with the holders of warrants having the right to purchase and receive Merger Consideration.
          The merger agreement includes customary representations, warranties and covenants of us, CytRx and CytRx Merger Subsidiary. We have agreed not to initiate, solicit or encourage any acquisition transaction (including, but not limited to, any merger, share exchange or similar transaction involving us), participate in any discussions or negotiations regarding, or furnish any non-public information with respect to, or take any other action to knowingly facilitate any effort to make or implement any acquisition transaction, in each case subject to certain exceptions if we receive an unsolicited proposal with respect to an acquisition transaction that our Board of Directors determines, in good faith, is or is reasonably likely to result in a superior proposal.
          The merger agreement contains certain termination rights for both us and CytRx, and further provides that, upon termination of the merger agreement under specified circumstances, including a termination by CytRx in connection with an unsolicited superior proposal, we are required to pay CytRx a termination fee of $1,500,000.
          As part of the transaction, we entered into a Loan and Security Agreement with CytRx pursuant to which CytRx will loan to us advances of up to $5,500,000 in the aggregate. As of June 30, 2008, CytRx had advanced us $2,290,000 to pay certain of our accounts payable and accrued liabilities as well as for working capital and general corporate purposes. The advance of $2,290,000 is included in Note payable in our balance sheet as of June 30, 2008. The loan bears interest at 12.5% per annum and matures on the earliest of the date of any bankruptcy, insolvency or similar proceeding with us, termination of the Merger Agreement, and September 30, 2008. As of June 30, 2008, we had recorded accrued interest of $11,359, which is included in accrued expenses on our balance sheet as of June 30, 2008. The loan is secured by any interest of ours in any kind of property or asset, whether real, personal or mixed, or tangible or intangible. To induce CytRx to enter in to the loan and security agreement, we granted CytRx the option to purchase up to 2,000,000 shares of our common stock at an initial price of $0.01 per option share. CytRx may exercise the option, in whole or in part, only if we terminate or purport to terminate the merger agreement and prior to the first anniversary of the date of the consummation by us of a Superior Proposal (as defined in the merger agreement). Since the exercise of the option is contingent upon the termination or purported termination of the merger agreement, we have not accounted for the fair value of the option. If the merger agreement were to terminate or purport to terminate, we would have an impact to our financial statements for the fair value of the above option.
          To date, we have not generated any revenues from operations. At June 30, 2008, we had cash and short-term investments of $85,317, restricted cash of $109,913, which became unrestricted in July 2008 and a working capital deficiency of $4,407,060. With the fund available under our loan and security agreement with CytRx we believe that we have capital sufficient for our immediate capital needs until the closing of the proposed merger. If we are unable to complete the merger, other than for a Superior Proposal, we will have an immediate need for additional capital to be able to continue our operations.
Lack of Revenue
          We had not generated any revenue from any source through June 30, 2008 and we do not expect to generate revenue within the foreseeable future, if ever. None of our existing product candidates is expected to be commercially available until late 2009 at the earliest, if at all.
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
Results of Operations
Three and Six Months Ended June 30, 2008 and 2007
          Research and development expense. Research and development expenses decreased $4,119,568 or 98% from $4,190,380 for the three months ended June 30, 2007 to $70,812 for the three months ended June 30, 2008. The decrease is the result of our current financial condition which has not enabled us to pursue development of our product candidates to the same extent as in the prior year. Lower development costs for our product candidates of $3,697,867 and lower payroll and related costs of $343,545 drove the decrease in research and development costs. Lower development costs are primarily the result of lower spending on all of our product candidates as we conserved cash. Lower headcount and related costs are the result of decreased headcount as we sought to conserve cash through terminations and attrition. For the six-month period, research and development expense decreased $6,115,109 or 88% from $6,917,532 for the six months ended June 30, 2007 to $802,423 for the six months ended June 30, 2008, for the reasons discussed above for the decline in the three-month period
          General and administrative expense. General and administrative expense decreased $316,191 or 26% from $1,201,270 for the three months ended June 30, 2007 to $885,079 for the three months ended June 30, 2008. The decrease is primarily the result of lower consulting costs related to patent prosecution for our product candidates, lower investor relation costs and lower payroll and related costs as a result of lower headcount as we conserved cash through terminations and attrition. For the six-month period, general and administrative expense decreased $593,924 or 27% from $2,164,645 for the six months ended June 30, 2007 to $1,570,721 for the six months ended June 30, 2008. The decrease is primarily related to the decreases noted in the three-month period above as well as decreases in stock based employee compensation, employment fees and most other areas of general and administrative expenses as we reduced headcount and other expense to conserve cash.
          Interest income. Interest income decreased $60,336 or 96% from $62,619 for the three months ended June 30, 2007 to $2,283 for the three months ended June 30, 2008 due to a decrease in our average cash balance in the current versus prior period. For the six-month period, interest income decreased $97,561 or 83% from $117,615 for the six months ended June 30, 2007 to $20,054 for the six months ended June 30, 2008 due to a lower average cash balances in the current versus prior period.
          Interest expense. Interest expense for the three and six months ended June 30, 2008 was $11,359 as a result of interest incurred on the loan and security agreement with CytRx. We had no interest bearing debt in the prior year.
          Other (income) expense. Other (income) of $83,679 for the three months ended June 30, 2008 represents our realized and unrealized foreign exchange gain in the current three-month period. Of this amount, $83,699 was recorded as a foreign exchange gain related to milestones on our license agreements with TMRC, which we were required to pay in Japanese yen. We recorded realized foreign exchange losses for certain milestones recorded in September 2007 and paid in June 2008. The gain in the three months ended June 30, 2008 represents the change in the value of the Japanese yen from March 31, 2008 to the time of payment of the milestones in June 2008. For the six months ended June 30, 2008 we recorded other expense of $92,982 primarily for realized foreign exchange losses related to the milestones for the license agreement with TMRC recorded in September 2007 and paid in January and June 2008.
          Net loss. Net loss decreased $4,447,743 or 83% from $5,329,031 for the three months ended June 30, 2007 to $881,288 for the three months ended June 30, 2008. Net loss decreased $6,507,131 or 73% from $8,964,562 for the six months ended June 30, 2007 to $2,457,431 for the six months ended June 30, 2008. The decrease in net loss for both the three and six-month periods was primarily attributable to the decrease in research and development and general and administrative expenses, which is discussed above.
Liquidity and Capital Resources
          From inception to June 30, 2008, we have incurred an aggregate net loss of $43,385,810, primarily as a result of expenses incurred through a combination of acquisition costs and research and development activities related to tamibarotene, INNO-406, INNO-206, INNO-305, and INNO-105 and expenses supporting those activities.
          Under the terms of each of our license agreements we may be obligated to pay our partners milestone payments upon achieving certain milestones in connection with the development of our candidates. These payments are as follows:
•	an aggregate amount of $3,600,000 for INNO-305 upon the achievement of clinical and regulatory milestones through the product’s first approval and an annual license maintenance fee of $100,000 beginning on December 15, 2006, and ending on the first commercial sale of INNO-305; we are not required to pay this fee in any year in which we make a milestone payment under the agreement;

•	an aggregate amount of $7,500,000 for INNO-206 upon meeting clinical and regulatory milestones up to and including the product’s second final marketing approval;

•	an aggregate amount of $13,350,000 for INNO-406 upon meeting clinical and regulatory milestones up to and including the product’s final marketing approval in the U.S. and Europe (including $5,000,000 upon the product’s first final marketing approval);

•	an aggregate remaining amount of approximately $4,242,600 for tamibarotene upon achieving clinical, regulatory and sales milestones through the first commercial sale of the product for the treatment of APL in North America; and

•	an aggregate remaining amount of approximately $3,771,200 for tamibarotene upon certain future dates and/or achieving clinical and regulatory milestones through the products approval for the treatment of APL in Europe.
          Our obligations under the license of North American and European rights to tamibarotene require us to pay the milestone payments in Japanese yen and the amounts represented above for tamibarotene represent the approximate US dollar equivalent as of June 30, 2008. We currently have not entered into any hedging arrangements related to these licenses.
          We have financed our operations since inception through debt and equity financing. From inception through June 30, 2008, we had a net increase in cash of $85,317. This increase primarily resulted from net cash provided by financing activities of $35,892,472, of which $2,249,984 was derived from the sale of our senior convertible promissory notes in June 2005, $5,167,000 was derived from our related party note, $12,501,135 was derived from the sale of our Series A convertible preferred stock in June 2006, $13,872,046 was derived from the private placement of common stock units in April 2007 and $2,290,000 was derived from our loan and security agreement with CytRx related to our proposed merger. The increase in cash provided by financing activities was offset by net cash used in operating activities of $35,697,269 and net cash used in investing activities of $109,886 for the period from inception to June 30, 2008. The senior convertible promissory notes and the related party note converted to Series A convertible preferred stock on June 29, 2006, and all of the Series A convertible preferred stock converted into common stock on August 10, 2006.
          As noted above, as part of the proposed merger, we entered into a loan and security agreement pursuant to which CytRx will loan to us advances of up to $5,500,000 in the aggregate. As of June 30, 2008, CytRx had advanced us $2,290,000 to pay certain of our accounts payable and accrued liabilities as well as for working capital and general corporate purposes. The advance of $2,290,000 is included in Note payable in our balance sheet as of June 30, 2008. The loan bears interest at 12.5% per annum and matures on the earliest of the date of any bankruptcy, insolvency or similar proceeding with us, termination of the merger agreement, and September 30, 2008. As of June 30, 2008, we had recorded accrued interest of $11,359, which is included in accrued expenses on our balance sheet as of June 30, 2008. The loan is secured by any interest of ours in any kind of property or asset, whether real, personal or mixed, or tangible or intangible. We believe that the amounts available to us under the loan and security agreement with CytRx will be sufficient to continue our operations until the completion of the proposed merger. If the proposed merger is not successfully completed due to other than a Superior Proposal, we would have an immediate need to for cash in order to continue to fund our operations.
Immediate and Future Financing Needs
          In the event the proposed merger with CytRx is not completed (other than because of an intervening Superior Proposal), we will have an immediate need for capital and will have to raise additional funds to finance our current operations. We would explore all viable opportunities, including the sale of common and or preferred stock as well as strategic transactions. If we raised funds by selling additional shares of stock or other securities convertible into stock, the ownership interest of our existing stockholders would be diluted. If we were not able to obtain financing we would not be able to carry out our business plan and, as a result, would have to significantly limit or terminate our operations and our business, financial condition and results of operations would be materially harmed. We believe it would be extremely difficult for us to find another merger partner, collaborative partner or other financing due to our lack of operating funds, the debt we owe to CytRx under the loan and security agreement and CytRx’s lien on all of our assets pursuant to the loan and security agreement. As a result, if the proposed merger with CytRx is not completed (other than because of an intervening Superior Proposal), we would likely file for bankruptcy.
          We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.
          If the proposed merger with CytRx is not completed (other than because of an intervening Superior Proposal), the amount of funds we would need to operate in the future is subject to many factors, some of which might be beyond our control. These factors include the following:
•	our financial condition;

•	our existing indebtedness to CytRx and its lien on all of our assets;

•	the progress of our research activities;

•	the progress of our pre-clinical and clinical development activities;

•	the state of the economy and the financial markets;

•	the number and scope of our research programs;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	opportunities to sub-license our existing compounds to others;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.
          Our anticipated capital needs are based are based on assumptions that might prove to be incorrect. Our access to the public or private equity markets will depend on whether conditions are favorable for our equity or debt securities. We do not have any committed sources of financing at this time, other than CytRx, and it is uncertain whether additional funding will be available now or in the future on terms that will be acceptable to us, or at all. As noted above, we believe it would be extremely difficult for us to find a strategic partner or other sources of financing due to our lack of operating funds, the debt we owe to CytRx under the loan and security agreement and CytRx’s lien on all of our assets pursuant to the loan and security agreement.
Cautionary Statement
          We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. See also “Item 1A. — Risk Factors” in this report for risks related to the proposed merger with CytRx.
          Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in this report include, among others: the risk that the proposed merger with CytRx will not be completed other than due to an intervening Superior Proposal that is completed; our need for additional capital; the cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of new drug applications and investigational new drug applications; our dependence on a limited number of pharmaceutical products in development, the uncertainty of their development and, if developed, the uncertainty of market acceptance of those products; the uncertainty of developing a sales force to market our products; the uncertainty of obtaining, and our dependence on, third parties to manufacture our products; intense competition; the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties; and results of future litigation and other risk factors detailed from time to time in our other SEC filings.
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
          At the conclusion of the period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective due to a lack of segregation of duties in our accounting and financial functions including financial reporting and our quarterly close process. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management will periodically reevaluate this situation. If we secure sufficient capital it is our intention to increase staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.
          No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors

There is no guarantee that the proposed merger with CytRx will be completed.
          The proposed merger with CytRx is subject to a number of conditions, including approval by our stockholders. There is no assurance that the merger will be approved or that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will either need to complete another strategic transaction or file for bankruptcy protection.
The merger agreement limits our ability to pursue alternatives to the merger, and if we do so, CytRx would be entitled to exercise its option to purchase shares of our common stock granted in the loan and security agreement, which would be dilutive to our stockholders.
          The merger agreement contains “no-shop” provisions that, subject to specified exceptions, limit our ability to discuss, facilitate or commit to competing acquisition transactions. In addition, a termination fee of $1,500,000 is payable by us if we terminate the merger agreement to pursue a Superior Proposal. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing that acquisition even if it were prepared to pay consideration greater than the merger consideration proposed in the merger, or might result in a potential competing acquirer proposing to pay less consideration to acquire our company than it might have been willing to pay absent these no-shop provisions.
          If we were to terminate the merger agreement to pursue a Superior Proposal, CytRx would be entitled to exercise its option granted in the loan and security agreement to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.01 per share. CytRx would be likely to exercise its option in connection with the completion of a Superior Proposal transaction, which would materially reduce the amount of the consideration that otherwise would be received in the transaction by our other stockholders.
If the proposed merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger. We also will have to repay CytRx for advances under the loan and security agreement, and may not to be able to do so.
          We have incurred substantial expenses in connection with the proposed merger, the payment of all or substantially all of which was funded by our borrowings from CytRx under the loan and security agreement. We expect to borrow additional amounts prior to the completion of the merger. The completion of the merger depends on the approval of our stockholders and the satisfaction of the other conditions to the merger. If the merger is not completed, we would not have realized the expected benefits of the merger.
          If the merger is not completed, our borrowings under the loan and security agreement, plus accrued interest, will become immediately due and payable to CytRx. As of June 30, 2008, CytRx had advanced to us under the loan and security agreement a total of approximately $2,290,000, and we may request additional advances of up to $3,210,000 under the loan and security agreement. We have no commitments and arrangements for any financing to repay such advances, so we expect that we would be unable to repay such advances if the merger agreement is not approved by our stockholders or the merger is not completed. In this event, CytRx would be entitled to pursue all of its remedies under the loan and security agreement, including the possible foreclosure sale of all or substantially all of our assets.
If the merger is not consummated by September 30, 2008, either we or CytRx may choose not to proceed with the merger.
          Either we or CytRx may terminate the merger agreement if the merger has not been completed by September 30, 2008, unless the failure of the merger to be completed by such date has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations or the failure of the condition regarding effectiveness of the registration statement of which this proxy statement/prospectus is a part.
CytRx and we may not achieve the benefits we expect from the merger, which may have a material adverse effect on the combined company’s business, financial, and operating results.
          CytRx and we entered into the merger agreement with the expectation that the merger will result in benefits to the combined company. Post-merger challenges include the following:
•	maintaining the listing of CytRx common stock on The Nasdaq Capital Market to promote liquidity for stockholders of the combined company and potentially greater access to capital; and

•	using the assets and resources of the combined company to successfully develop the existing product candidates of the combined company.

          If the combined company is not successful in addressing these and other challenges, then the benefits of the merger may not be realized and, as a result, the combined company’s operating results and the market price of CytRx’s common stock may be adversely affected.
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

Innovive Pharmaceuticals, Inc.
Date: August 14, 2008	By:	/s/ Steven Kelly
Steven Kelly
President and Chief Executive Officer